Form 10-Q/A
period 2011-03-31
Blue Sun Media, Inc.
filed 2011-07-14
CIK 1510976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-171891

                              Blue Sun Media, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                      27-3436055
                 ------                                      ----------
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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2011 is being filed for the sole purpose of correcting two typographical errors which appeared on the original Form 10-Q quarterly report. On the cover page and on page 3 under the heading OTHER PERTINENT INFORMATION, the report made reference to the company being a Florida corporation when the company is indeed a Nevada corporation.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-Q as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q previously filed and the registrant's other filings with the SEC.

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

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Blue Sun Media, Inc., a Nevada corporation.

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

                                        Dated: July 14, 2011