Form 10-Q
period 2011-09-30
Blue Sun Media, Inc.
filed 2011-11-14
CIK 1510976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of November 2, 2011.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2011 (unaudited) and
         December 31, 2010 .................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  14

Item 4T. Controls and Procedures ...........................................  15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  17

Item 1A. Risk Factors ......................................................  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  17

Item 3.  Defaults Upon Senior Securities ...................................  17

Item 4.  Submission of Matters to a Vote of Security Holders ...............  17

Item 5.  Other Information .................................................  17

Item 6.  Exhibits ..........................................................  17

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                       SEPTEMBER
                                                        30, 2011    DECEMBER 31,
                                                       Unaudited        2010
                                                      -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ........................  $    10,721   $     9,000
                                                      -----------   -----------
    Total current assets ...........................       10,721         9,000
                                                      -----------   -----------

                                                      -----------   -----------
  TOTAL ASSETS .....................................  $    10,721   $     9,000
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
                                                      ===========   ===========


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
    Authorized:
      300,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      10,200,000 common shares .....................  $     1,020   $       900
  Additional paid-in capital .......................       19,980         8,100
  Deficit accumulated during the development stage .      (10,879)       (4,843)
                                                      -----------   -----------
    Total Stockholders' Equity (Deficiency) ........       10,121         4,157
                                                      -----------   -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIENCY) ...............  $    10,721   $     9,000
                                                      ===========   ===========

           The accompanying notes should be read in conjunction with
                            the financial statements

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                   THREE MONTHS    NINE MONTHS     NOVEMBER 15,
                                      ENDED           ENDED           2010 TO
                                  SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                       2011            2011            2011
                                  -------------   -------------   --------------

REVENUES .......................  $          --   $          --   $          --
                                  -------------   -------------   -------------


EXPENSES
  General & Administrative .....          3,192           3,371           3,371
  Professional Fees ............  $         600   $       2,665   $       7,508
                                  -------------   -------------   -------------
                                          3,792           6,036          10,879


Loss Before Income Taxes .......  $      (3,792)  $      (6,036)  $     (10,879)
                                  -------------   -------------   -------------

Provision for Income Taxes .....             --              --              --
                                  -------------   -------------   -------------


Net Loss .......................  $      (3,792)  $      (6,036)  $     (10,879)
                                  =============   =============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share ............  $          --   $          --   $          --
                                  =============   =============   =============

  Basic and diluted
   weighted average common
   shares outstanding ..........     10,200,000       9,593,407       9,545,455
                                  =============   =============   =============

Nil = < $0.01

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
                               ==========  ======  ==========  ===========   =======

  Private Placement of
   Common Shares
   ($0.0001 par value) on
   May 18, 2011 @ $0.01
   per share ................   1,200,000     120      11,880           --    12,000

Loss for the quarter ended
 June 30, 2011 ..............          --      --          --         (753)     (753)
                               ----------  ------  ----------  -----------   -------

Balance - June 30, 2011 .....  10,200,000   1,020      19,980       (7,087)   13,913
                               ==========  ======  ==========  ===========   =======

Loss for the quarter ended
 September 30, 2011 .........          --      --          --       (3,792)   (3,792)
                               ----------  ------  ----------  -----------   -------

Balance - September 30, 2011   10,200,000   1,020      19,980      (10,879)   10,121
                               ==========  ======  ==========  ===========   =======

              The accompanying notes should be read in conjunction with
                              the financial statements

                                          6

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                   NINE MONTHS     NOVEMBER 15,
                                                      ENDED          2010 TO
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       2011            2011
                                                  -------------   --------------

OPERATING ACTIVITIES

  Net Loss .....................................  $      (6,036)  $     (10,879)
                                                  -------------   -------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable and
     accrued liabilities .......................         (4,243)            600
                                                  -------------   -------------
  Net cash used in operating activities ........        (10,279)        (10,279)
                                                  -------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................         12,000          21,000
                                                  -------------   -------------
  Net cash provided by financing activities ....         12,000          21,000
                                                  -------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........          1,721          10,721

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,000              --
                                                  -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $      10,721   $      10,721
                                                  =============   =============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $          --   $          --
                                                  =============   =============
    Income taxes ...............................  $          --   $          --
                                                  =============   =============

           The accompanying notes should be read in conjunction with
                            the financial statements

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

The Company was incorporated on November 15, 2010 (Date of Inception) with its corporate headquarters located in Central Point, Oregon and its fiscal year-end is December 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended September 30, 2011, respectively along with the period November 15, 2010 (date of inception) to September 30, 2011.

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2011.

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

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

As of September 30, 2011, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of September 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of September 30, 2011, the Company has $4,243 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to September 30, 2011. As of September 30, 2011,the Company has federal net operating loss carry forwards of approximately $10,879 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on September 30, 2011 and the tax provision attributable to loss before income taxes is as follows:

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

                                                      For the period
                                                      June 18, 2010
                                                   (inception) through
                                                    September 30, 2011
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

As of September 30, 2011, the Company had estimated net loss carry forwards of approximately $10,879 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of September 30, 2011, the Company has 20,000,000 shares of preferred stock authorized, however none are issued nor outstanding.

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

As of September 30, 2011, there are 520,000,000 shares authorized of which 20,000,000 are Preferred Shares, and 500,000,000 Common Shares at $0.0001 par value, with 10,200,000 Common Shares issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of September 30, 2011, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011

NOTE 6. GOING CONCERN

As of September 30, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period November 15, 2010 (date of inception) through September 30, 2011 the Company has had a net loss of $10,879 consisting of SEC audit and review fees, Nevada state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of September 30, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of September 30, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to September 30, 2011 through November 2, 2011, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The Company did not generate any revenue during the three months ended September 30, 2011.

Total expenses the three months ending September 30, 2011 were $3,792 resulting in an operating loss for the period of $3,792. Basic net loss per share amounting to $.0004 for the three months ending September 30, 2011.

General and Administrative expenses fees for the three months ending September 30, 2011 were $3,192. Professional fees were $600 for accounting and legal services.

Liquidity and Capital Resources
-------------------------------

On May 16, 2011, the Company sold 1,200,000 shares of common stock for $12,000 to 24 investors at $0.01 per share.

At September 30, 2011 we had working capital of $10,121 consisting of cash on hand of $10,721 and $600 in current liabilities as compared to working capital of $4,157 at December 31, 2010 and cash of $9,000.

Net cash used in operating activities for the three months ended September 30, 2011 was $3,792 as compared to $0 for the period from inception on November 15, 2010 through December 31, 2010.

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

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

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

                                        Dated: November 14, 2011