Form 10-K
period 2011-12-31
Blue Sun Media, Inc.
filed 2012-03-12
CIK 1510976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-171891

Blue Sun Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 W. Pine Street, Suite 4D, Central Point, OR	97502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     541.499.1637

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of December 31, 2011.

As of December 31, 2011, there were 10,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

iii

PART I

ITEM 1.	BUSINESS.

Corporate Background

General

Blue Sun Media, Inc. was founded in November 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Blue Sun Media will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children.

Blue Sun Media plans to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

The Company believes this is a fragmented market with no established leader, and therefore represents a significant opportunity for Blue Sun Media.

Blue Sun Media, Inc. is in the early stage of developing its business plan. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

Our business and registered office is located at 349 W. Pine Street, Suite 4D, Central Point, OR 97502, our telephone number is 541.499.1637.

On December 7, 2011, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On May 18, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 27, 2011(file no. 333-171891, the Company filed a Registration Form S-1 and also filed S-1/A Amendments on March 3, 2011, March 29, 2011 with the SEC. The registration statement was declared effective on April 2, 2011.

As of December 31, 2011, Blue Sun Media, Inc. had raised $21,000 through the sale of its common stock. There is $9,812 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On November 15, 2010, Ms. Elise Travertini, our President and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of December 31. Blue Sun Media, Inc. to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Blue Sun Media will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents.

The Company has not yet implemented its business model and to date has generated no revenues.

Blue Sun Media, Inc. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

Blue Sun Media, Inc. is a development stage company which plans to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Blue Sun Media will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children.

Blue Sun Media plans to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

The Company has plans to develop the following products:

SiteView - provides the parents capabilities to monitor and report on the various websites their children visit. The parent has the option to setup a profile for their child that allows access to certain websites. In addition, if the child visits a website that is new or unknown, the parent will be notified real time and upon approval the child will be able to access that site. For example, if a child attempts to visit a horse betting site, the access will be denied.

SiteTransact - provides parents the ability to setup, monitor, control, and allow their children to conduct transactions on the Internet. The parent will be notified of any potential transaction the child attempts and is given real time control to either allow or deny the transaction. For example, if a child visits Amazon.com and wants to purchase a children’s book for $8.99, the parent will be notified and with the push of a button, allow the transaction to complete. In addition, if the child attempts to purchase a rap music CD with explicit language, the parent will be notified and will not be able to complete the transaction.

SiteSocial - social sites like Facebook, MySpace, Twitter are gaining tremendous amount of interest from Internet users and retailers. Due to the overwhelming popularity of these types, parents have to allow access to these sites. Otherwise, their children will circumvent those restrictions. The parent can set up the profile for their children which allows them to control the sharing of personal information. For example, if they don’t want to share any personal data like address, phone, etc., the program will block this information from the site. This way the parent is assured that all personal data is kept confidential. In addition, the software will monitor and track communication with other users. Parents will be allowed to set up rules that only allow their children to communicate with other similar aged children, children within a certain mile radius, etc. This provides parental controls that protect the children’s identity, yet allows social interaction with other users.

In addition, the Company plans to provide the essential tools for effective management for mobile devices. Leveraging unique data discovery and tracking capabilities, the Company’s products will feature:

•	Automated messaging and alerts of web surfing;

•	Automated messaging and alerts of mobile network surfing;

•	Automated messaging and alerts of mobile network purchases;

•	Automated messaging and alerts of mobile network downloads;

•	Automated messaging and alerts of internet purchases;

•	Automated messaging and alerts of internet downloads;

•	Extensive query and reporting capabilities;

•	Customizable user-defined enhancements and features; and

•	Simple installation and ease of use.

The Company plans to provide all of the above mobile capabilities on smartphones. The targeted smartphones will be the iPhone, Blackberry, and Android phones

The Company believes this is a fragmented market with no established leader, and therefore represents a significant opportunity for Blue Sun Media.

Competition

Blue Sun Media, Inc. has many potential competitors in the technology industry like Zong, Boku, and Surfpin according to Charlie Straight with YPulse Advisory Board. In addition, the Company expects other companies like Facebook and Google to offer competing services. Google owns the Android platform, which is available on mobile phones and the Company believes it’s only a matter of time before they offer a payment solution on the mobile phone, even though they do not target consumers under 18 years old at this time. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all.

In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

Employees and Employment Agreements

We currently have one employee, our executive officer, Ms. Elise Travertini who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Ms. Elise Travertini’s services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

In the event our Company does not have adequate proceeds from this offering, our sole Officer and Director, Ms. Elise Travertini, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Elise Travertini will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Elise Travertini’s commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

The Company does not currently owe Ms. Elise Travertini any money as of the date of this registration statement, as Ms. Elise Travertini’s monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which she has received founders stock. Future contributions by Ms. Elise Travertini to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 349 W. Pine Street, Suite 4D, Central Point, OR 97502.

ITEM 1A.	RISK FACTORS.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BLUE SUN MEDIA, INC. CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending December 31, 2011 and dated March 7, 2012; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Blue Sun Media, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the December 31, 2011 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

SINCE BLUE SUN MEDIA, INC. ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO GENERATING A PRODUCT FOR SALE, IT MAY NEVER ACHIEVE PROFITABILITY AND IF THECOMPANY CAN NOT ACHIEVE PROFITABILITY OR RAISE ADDITIONAL CAPITAL, IT MAY FAILRESULTING IN A COMPLETE LOSS OF YOUR INVESTMENT

The Company must complete the business and marketing plans before any development can start on the design of the product suite. Over the next twelve months, the Company anticipates increasing its operating expenses and will need $150,000 to complete the business and marketing plan and to fund basic operations of the Company.

There is no history upon which to base any assumption as to the likelihood that the Company will be successful in creating a product. We cannot provide investors with any assurance that if we create a product, that we will be successful in attracting customers and have the ability to generate any revenue.  If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

We will require additional financing to sustain our business operations. Over the next 12 months, we anticipate needing at least $150,000 to complete the marketing and business plan and other operating expenses. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. If we don’t raise additional capital, our business will fail.

RISKS RELATED TO INVESTING IN OUR COMPANY

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR TERMINATION OF OUR OPERATIONS AND INVESTORS MAY LOOSE THEIR ENTIRE INVESTMENT

We were incorporated on November 15, 2010 and we have not realized any revenues to date. We are an early entry stage company in a very competitive mobile services market. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our products.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business and you will lose your entire investment.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY AND THE VALUE OF THE INVESTMENT

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Currently, we don’t have a product or prototype. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; and after we create a commercial product, the factors include: the level of commercial acceptance by the ecommerce businesses of our products; fluctuations in the demand for our product and capital expenditures relating to expansion of our future business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a materially adverse effect on our business, financial condition and operating results.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small with very little working capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to generate revenue through the sale of our products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Ms. Elise Travertini, our sole officer and director, has other business interests and currently devotes approximately 30 hours per week to our operations. Ms. Travertini, our President and sole Director, embodies over 13 years of clinical, social, and professional experience with pediatrics and psychiatric services. She has been a senior therapist at Kids Health Connection since November 2005. In addition to her medical services, Ms. Travertini was responsible for architecting a computer system that tracks and monitors the progress of each child. Our operations may be sporadic and occur at times which are not convenient to Ms. Travertini, which may result in periodic interruptions or suspensions of our business plan.

Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS. IF THE COMPANY CEASES OPERATIONS, YOU WILL LOOSE YOUR INVESTMENT

Because the Company is entirely dependent on the efforts of its sole officer and director, his departure could have a materially adverse effect on the business. She has other outside business activities and is devoting only approximately 30-35 hours per week to our operations. Her expertise in the child development and internet industries as well as his technical expertise are critical to the success of the business. The loss of this resource would have a significant impact on our business. The Company does not maintain key person life insurance on its sole officer and director.

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COSTS WHICH WILL IMPACT PROFITABILITY AND MAY CAUSE US TO CEASE OPERATIONS IF WE RUN OUT OF CAPITAL

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in the Company structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

GOVERNMENT REGULATIONS PROHIBIT SENDING UNWANTED MESSAGES TO MOBILE USERS WITHOUT PRIOR PERMISSION. THE COMPANY IS SUBJECT TO THESE REGULATIONS AND ANY FUTURE CHANGES COULD IMPACT OUR BUSINESS.

The Company will provide campaign management services to future customers. These campaigns will send message to mobile users which must comply with government regulations and the FCC. The Company requires users to “opt-in” for permission to send the messages. The Company must comply with these and future government regulations. We must comply with these regulations and future changes may impact our business.

THE COMPANY WILL USE PART TIME RESOURCES TO COMPLETE THE DEVELOPMENT OF THE PRODUCT PLATFORM. THE COMPANY HAS NO ASSURANCES THAT THESE RESOURCES WILL BE AVAILABLE OR WILL COMPLETE THE PLATFORM DEVELOPMENT. WITHOUT THESE RESOURCES THE COMPANY WILL NOT BE ABLE TO CREATE A PRODUCT.

The Company plans to use part time resources to develop the product platform to conserve cash resources. These part time resources are not under contract or obligated to complete the platform development. If the resources do not complete the product development, the Company will not have a product platform to generate revenues.

GENERAL COMPETITION

The Company has identified a market opportunity for our products. The mobile application market is very competitive and aggressive on pricing and service. Competitors already exist in this sector with superior products, services, financial resources, conditions and/or benefits. This will infringe on our future customer base, lengthen our sales cycle, increase marketing costs, which in turn will have an adverse affect upon our business and the results of our operations.

COMPETITION MAY DECREASE OUR MARKET SHARE, REVENUES, AND GROSS MARGINS.

The competition against the Company’s products and services is very fragmented and there is no market leader. The Company plans to partner with micro-transaction payment system companies because they target small dollar amount transactions. The tween/teen market traditionally makes these types of purchases (ex. ringtone, iTunes song, video game). Therefore, in the micro-transaction market, there are several software companies, like Zong, Boku, and Surfpin, according to Charlie Straight with YPulse Advisory Board. Although the Company does not provide these types of mobile payments systems, the Company plans to partner with these companies to attract customers and generate revenue.  Although the Company believes that it will offer a compelling value proposition to differentiate itself from competitors, the Company will face competitive challenges because the Company has not developed the product, does not have any revenues, and lacks the necessary capital to fund operations. The Company must overcome these challenges to be successful in the marketplace.  Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH RELATIONSHIPS WITH BUSINESS AND CHANNEL PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILL FAIL.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to attract customers and generate revenues. We have no way to predict when we will begin delivering our products. In addition, it takes time, money, and resources to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS DUE TO CAPITAL CONSTRAINTS TO HELP GROW THE BUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT

The company’s management may decide due to economic reasons to retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

AVERAGE SELLING PRICES OF OUR PRODUCTS AND SERVICES MAY DECREASE, WHICH MAY HARM OUR GROSS MARGINS.

The average selling prices of our products and services may be lower than expected as a result of competitive pricing pressures and promotional programs. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR SERVICES AND IF WE FAIL TO DEVELOP, MAINTAIN OR ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

Our ability to provide our products to consumers depends significantly on our ability to develop, maintain or enhance our strategic relationships with these potential customers. In the beginning of operations, there will be a marketing challenge for Blue Sun Media, Inc. The product the company and identity will be newly formed; therefore, the company will be relatively unknown in the marketplace. Although the founder has significant experience and many contacts within the industry, she has worked mainly as a consultant during the course of her career. Therefore, Blue Sun Media, Inc. will not benefit from immediate name recognition.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, SOTHE ONLY WAY IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN THIS COMPANY ISTO SELL THE STOCK IF AND ONLY IF A MARKET DEVELOPS.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation growth and expansion of our business. Therefore, the only way to liquidate your investment is to sell your stock.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANYRESTRICTIONS AND THESE RESTRICTIONS COULD ADVERSELY AFFECT THE PRICE ANDLIQUIDITY OF THE COMPANY’S SHARES CREATING A POTENTIAL LOSS OF INVESTMENT

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser.  Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

BLUE SKY LAWS MAY LIMIT YOUR ABILITY TO SELL YOUR SHARES. IF THE STATE LAWS ARE NOT FOLLOWED, YOU WILL NOT BE ABLE TO SELL YOUR SHARES AND YOU MAY LOOSE YOUR INVESTMENT

State Blue Sky laws may limit resale of the Shares. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.

Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company’s securities to be limited.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS OVER 88% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HIS DECISIONS ARE CONTRARY TO THEIRINTERESTS

The Company’s sole officer and director, Ms. Elise Travertini owns over 88% of the outstanding shares As a result, she will maintain control of the Company and be able to choose all of our directors. Her interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time she is able to devote to the Company.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

THE MOBILE APPLICATION MARKET IS AN EMERGING MARKET AND HIRING QUALIFIED RESOURCES ARE DIFFICULT TO ACCOMPLISH. IF WE CAN NOT RETAIN QUALIFIED RESOURCES AND ATTRACT CUSTOMERS, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

The Company expects that its results of operations may also fluctuate significantly in the future due to the availability and retention of motivated and qualified personnel. The Company needs these qualified resources to attract and retain customers. If we are not successful hiring and managing these resources our business will fail, which could result in a complete loss of your investment.

WE MAY BE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRODUCTS OR ESTABLISH A SIGNIFICANT MARKET PRESENCE. IF WE CAN NOT GAIN MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO ATTRACT CUSTOMERS AND GENERATE REVENUE AND OUR BUSINESS WILL FAIL.

Blue Sun Media, Inc. has many potential competitors in the technology industry like Zong, Boku, and Surfpin according to Charlie Straight with YPulse Advisory Board. In addition, the Company expects other companies like Facebook and Google to offer competing services. Google owns the Android platform, which is available on mobile phones and the Company believes it’s only a matter of time before they offer a payment solution on the mobile phone, even though they do not target consumers under 18 years old at this time. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all.

In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

MANAGEMENT’S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY SUCCESSFULLY IS CRITICAL TO THE BUSINESS SUCCESS. IF THE MANAGEMENT FAILS TO IMPLEMENT THE BUSINESS STRATEGY, THE COMPANY WILL FAIL AND INVESTORS WILL LOOSE THEIR INVESTMENT

Although the Company intends to pursue a strategy of marketing its product online, our business success depends on a number of factors. These include: our ability to establish a significant customer base and maintain favorable relationships with customers and partners in the mobile application industry; obtain adequate business financing on favorable terms in order to buy all the necessary software and processing systems; development and maintenance of appropriate operating procedures, policies and systems; hire, train and retain skilled employees. The inability of the Company to manage any or all of these factors could impair its ability to implement its business strategy successfully, which could have a materially adverse effect on the results of its operations and its financial condition.

BLUE SUN MEDIA MAY BE UNABLE TO MANAGE ITS FUTURE GROWTH. IF THE COMPANY CAN NOT SUCCESSFULLY MANAGE THE GROWTH, THE COMPANY MAY RUN OUT OF MONEY AND FAIL.

Any extraordinary growth may place a significant strain on management, financial, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on the Company’s financial condition or the results of its operations.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH RELATIONSHIPS WITH DEVELOPMENT PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILLFAIL.

Because there may be a substantial delay between the completion of this offering and the execution of the business plan, our expenses may be increased and it may take us longer to generate revenues. We have no way to predict when we will begin delivering our products. In addition, it takes time, money, and resources to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

THE COMPANY ANTICIPATES THAT ESTABLISHING AND MAINTAINING A CUSTOMER BASE IN THE MOBILE APPLICATION MARKET WILL BE DIFFICULT TO ACHIEVE ESPECIALLY SINCE CONSUMERS ARE ALWAYS COST CONSCIOUS. IF WE CAN NOT ATTRACT A CUSTOMER BASE, WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OFYOUR INVESTMENT.

The Company expects that attracting, building and managing a customer base is very difficult to accomplish in the mobile application market space. Customers are very cost sensitive and will switch to any other product based on cost. We plan to provide a product and services that are high utility value, simple to use, and cost effective.  Accordingly, when we are ready, if we cannot build a customer base, our future sales and operating results will be negatively impacted and our business could fail.

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS TO HELP GROW THEBUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT

The company’s management may retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

COMPETITION MAY DECREASE OUR FUTURE ABILITY TO GAIN CUSTOMERS AND MARKET SHARE.

Several of our competitors have substantially more capital, longer operating histories, greater brand recognition, and larger customer bases than we do. The competitors Blue Sun Media, Inc. will compete with an array of vendors of standalone solutions offering remote payment options. Vendors include Zong, Boku, and Surfpin, and others.  These companies market their products at industry trade shows, conferences, and expos. The Company believes that these brands are well recognize among consumers. These competitors may also adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop product offerings that we do not offer or that are more sophisticated or more cost effective. For these and other reasons, our competitors’ products may achieve greater acceptance in the marketplace, limiting our ability to attract customers. Our failure to adequately address these factors could harm our business and operating results.

BECAUSE THE COMPANY HAS 300,000,000 AUTHORIZED SHARES, MANAGEMENT COULD ISSUE ADDITIONAL SHARES, DILUTING THE CURRENT SHAREHOLDERS’ EQUITY

The Company has 300,000,000 authorized shares, of which only 10,200,000 are currently issued and outstanding. The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders.  Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

INVESTING IN THE COMPANY IS HIGHLY SPECULATIVE AND COULD RESULT IN THE ENTIRE LOSS OF YOUR INVESTMENT

Purchasing the offered shares is highly speculative and involves significant risk. The offered shares should not be purchased by any person who cannot afford to lose their entire investment. The business and marketing plan of the Company is not completed, and it is possible that we would be unable to finish it. The Company’s shareholders may be unable to realize a substantial or any return on their purchase of the offered shares and may lose their entire investment. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

The company does not own any real estate or other properties. The company’s office is located 349 W. Pine Street, Suite 4D, Central Point, OR 97502, which is the sole officer’s residence. This office space is made available to us at no charge.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ended December 31, 2011, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BCLX. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2011
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of December 31, 2011, there are 10,200,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of December 31, 2011, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Broadridge Transfer Agent Solutions, Inc., 44 West Lancaster Avenue, Ardmore, PA 19003, telephone number 610.649.7300.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Blue Sun Media, Inc. is a development stage company, incorporated in the State of Nevada on, November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet.

On December 7, 2010, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On May 18, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 27, 2011(file no. 333-171891), the Company filed a Registration Form S-1 and also filed S-1/A Amendments on March 3, 2011, March 29, 2011 with the SEC. The registration statement was declared effective on April 2, 2011.

As of December 31, 2011, Blue Sun Media, Inc. had raised $21,000 through the sale of its common stock. There is $9,812 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of Blue Sun Media, Inc. for the year ended December 31, 2011 and 2010. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended December 31, 2011 Compared to the Year Ended December 31, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2011 or 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administration costs increased by $4,532 from $0 for the year ended December 31, 2010 to $4,532 for the year ended December 31, 2011. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $10,197 for the year ended December 31, 2011 compared to a net loss of 4,843 for the year ended December 31, 2010.

Blue Sun Media, Inc. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects cash assets in the amount of $9,812 as compared to $9,000 in cash for the period from November 15, 2010 (inception) to December 31, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $10,197 for the year ended December 31, 2011 as compared to net loss of $4,843 for the period from November 15, 2010 (inception) to December 31, 2010. During the period from November 15, 2010 (inception) to December 31, 2011, the Company’s balance sheet reflected an accumulated deficit of $15,040.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on May 18, 2011. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end December 31, 2011 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Elise Travertini, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $15,040 as of December 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011 or 2010, respectively.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

The Company has filed all income tax returns since inception.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to BAAP.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to our history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition and technical advances; dependence on the market for digital advertising; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s  financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the registrant’s two most recent fiscal years, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE.

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Elise Travertini	35	President and Director

Elise Travertini has served as our President, Chief Executive Officer and our director since November 15, 2010.

Ms. Elise Travertini, our sole officer and director, has other business interests and currently devotes approximately 30 hours per week to our operations. Ms. Travertini, our President and sole Director, embodies over 13 years of clinical, social, and professional experience with pediatrics and psychiatric services. She has been a senior therapist at Kids Health Connection since November 2005. In addition to her medical services, Ms. Travertini was responsible for architecting a computer system that tracks and monitors the progress of each child.

Ms. Travertini is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Elise Travertini, 349 W. Pine Street, Suite 4D, Central Point, Or, 97502. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 11.	EXECUTIVE COMPENSATION.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended June 30, 2011 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Elise Travertini, President	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on November 15, 2010.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended December 31, 2011, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Elise Travertini, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Elise Travertini * 349 W. Pine Street, Suite 4D, Central Point, Or, 97502	9,000,000 shares Secretary, Treasurer, Director	88.2%

Common Stock	All officers and directors as a group	9,000,000	88.2%

* Ms. Travertini serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2011 and December  31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2011	December 31, 2010

(i) Audit Fees	$4,800	$3,000

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$4,800	$3,000

Audit Fees. The aggregate fees billed in each of the years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $4,800 and $3,000 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended December 31, 2011 and 2010.

Tax Fees. For the year ended December 31, 2011 and 2010, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Sun Media, Inc. Corp.

March 12, 2012	By:	/s/ Elise Travertini
	Its:	Elise Travertini Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Elise Travertini	March 12, 2012
Elise Travertini
Its:	Principal Executive Officer, President and a Director

By:	/s/ Elise Travertini	March 12, 2012
Elise Travertini
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Blue Sun Media, Inc. Corp. required to be included in Items 8 and 15 are listed below:

Blue Sun Media, Inc. Corp.

Audited Financial Statements for the years ended December 31, 2011 and 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Sun Media Inc.

We have audited the accompanying balance sheet Blue Sun Media Inc. (a development stage company) as of December 31, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the period from November 15, 2010 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sun Media Inc. for the year ended December 31, 2011 and for the period November 15, 2010 (date of inception) through December 31, 2011, in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZS Consulting Group LLP

Melville, New York

March 8, 2012

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zmscpas.com

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,812	$9,000
Total current assets	9,812	9,000

TOTAL ASSETS	$9,812	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$3,852	$4,843
Total liabilities	3,852	4,843

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
10,200,000 and 9,000,000 common shares at December 31, 2011 and December 31, 2010, respectively.	$1,020	$900
Additional paid-in capital	19,980	8,100
Deficit accumulated during the development stage	(15,040)	(4,843)
Total Stockholders’ Equity (Deficiency)	5,960	4,157

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$9,812	$9,000

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31,	December 31,	December 31,
	2011	2010	2011

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$4,532	$—	$4,532
Professional Fees	5,665	4,843	10,508
	10,197	4,843	15,040

Loss Before Income Taxes	$(10,197)	$(4,843)	$(15,040)

Provision for Income Taxes	—	—	—

Net Loss	$(10,197)	$(4,843)	$(15,040)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted average common shares outstanding	10,200,000	9,746,301	9,700,257

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From November 15, 2010 (Inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - November 15, 2010	—	$—	$—	$—	$—

Common shares issued to founder for cash at $0.001 per share (par value $0.0001) on December 7, 2010	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(4,843)	(4,843)
				—
Balance - December 31, 2010	9,000,000	900	8,100	(4,843)	4,157

Loss for the quarter ended March 31, 2011	—	—	—	(1,491)	(1,491)

Balance - March 31, 2011	9,000,000	900	8,100	(6,334)	2,666

Private Placement of 1,200,000 common shares at $0.01 per share ($0.0001 par value) on May 18, 2011	1,200,000	120	11,880	—	12,000

Loss for the quarter ended June 30, 2011	—	—	—	(753)	(753)

Balance - June 30, 2011	10,200,000	1,020	19,980	(7,087)	13,913

Loss for the quarter ended September 30, 2011	—	—	—	(3,792)	(3,792)

Balance - September 30, 2011	10,200,000	1,020	19,980	(10,879)	10,121

Loss for the quarter ended December 31, 2011	—	—	—	(4,161)	(4,161)

Balance - December 31, 2011	10,200,000	1,020	19,980	(15,040)	5,960

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31, 2011	December 31, 2010	December 31, 2011

OPERATING ACTIVITIES

Net Loss	$(10,197)	$(4,843)	$(15,040)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(991)	4,843	3,852
Net cash used in operating activities	(11,188)	—	(11,188)

FINANCING ACTIVITIES

Common stock issued for cash	12,000	9,000	21,000
Net cash provided by financing activities	12,000	9,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	812	9,000	9,812

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,000	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,812	$9,000	$9,812

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2011)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Blue Sun Media, Inc. Corp. (“Blue Sun Media, Inc. Corp.” or “Blue Sun Media, Inc.”) is a development stage company and was incorporated in Nevada on November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Blue Sun Media will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children. Blue Sun Media plans to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011 or 2010, respectively.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2011)

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

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

Revenue and Cost Recognition

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 349 W. Pine Street, Suite 4D, Central Point, Or, 97502. Our contact number is 541.499.1637. The business office is located at the home of Elise Travertini, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at December 31, 2011 and 2010, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At December 31, 2011, the Company had estimated net loss carry forwards of approximately $15,040 which expires through its tax year ending 2031. Utilization of these net operating loss carryforwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2011)

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

On December 7, 2010, the Company issued 9,000,000 of its $0.0001 par value common stock at $0.001 per share for $9,000 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On May 18, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 9,000,000 shares and 10,200,000 shares issued and outstanding at December 31, 2010 and 2011, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period November 15, 2010 (date of inception) through December 31, 2011 the Company has had a net loss of $15,040. As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2011)

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities, effective July 1, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

Blue Sun Media, Inc. Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2011)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2011 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through March 7, 2012, the date which the financial statements were available to be issued, and no such events have occurred.