Form 10-Q
period 2012-03-31
Blue Sun Media, Inc.
filed 2012-05-09
CIK 1510976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of March 31, 2012.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011    4

         Statements of Operations ..........................................   5

         Statements of Cash Flows ..........................................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  13

Item 4.  Controls and Procedures ...........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  16

Item 1A. Risk Factors ......................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  16

Item 3.  Defaults Upon Senior Securities ...................................  16

Item 4.  Mine Safety Disclosures ...........................................  16

Item 5.  Other Information .................................................  16

Item 6.  Exhibits ..........................................................  16

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                       MARCH 31,
                                                         2012       DECEMBER 31,
                                                       Unaudited        2011
                                                      -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ........................  $     5,554   $     9,812
                                                      -----------   -----------
    Total current assets ...........................        5,554         9,812
                                                      -----------   -----------

                                                      -----------   -----------
  TOTAL ASSETS .....................................  $     5,554   $     9,812
                                                      ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $         0   $     3,852
                                                      -----------   -----------
    Total liabilities ..............................            0         3,852
                                                      ===========   ===========


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
    Authorized:
      20,000,000 preferred shares, $0.0001 par value,
      500,000,000 common shares, $0.0001 par value.
    Issued and outstanding shares:
      0 preferred shares ...........................  $        --   $        --
      10,200,000 common shares .....................        1,020         1,020
  Additional paid-in capital .......................       19,980        19,980
  Deficit accumulated during the development stage .      (15,446)      (15,040)
                                                      -----------   -----------
    Total Stockholders' Equity (Deficiency) ........        5,554         5,960
                                                      -----------   -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIENCY) ...............  $     5,554   $     9,812
                                                      ===========   ===========

           The accompanying notes should be read in conjunction with
                            the financial statements

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                   THREE MONTHS    THREE MONTHS    NOVEMBER 15,
                                      ENDED           ENDED           2010 TO
                                     MARCH 31,       MARCH 31,       MARCH 31,
                                       2012            2011            2012
                                  -------------   -------------   --------------

REVENUES .......................  $          --   $          --   $          --
                                  -------------   -------------   -------------


EXPENSES
  General & Administrative .....            116              26           4,647
  Professional Fees ............  $         290   $       1,465   $      10,799
                                  -------------   -------------   -------------
                                            406           1,491          15,446


Loss Before Income Taxes .......  $        (406)  $      (1,491)  $     (15,446)
                                  -------------   -------------   -------------

Provision for Income Taxes .....             --              --              --
                                  -------------   -------------   -------------


Net Loss .......................  $        (406)  $      (1,491)  $     (15,446)
                                  =============   =============   =============


PER SHARE DATA:

  Basic and diluted loss
   per common share ............  $          --   $          --   $          --
                                  =============   =============   =============

  Basic and diluted
   weighted average common
   shares outstanding ..........     10,200,000       9,000,000       9,795,000
                                  =============   =============   =============

           The accompanying notes should be read in conjunction with
                            the financial statements

                                      BLUE SUN MEDIA, INC.
                                (A Development Stage Enterprise)
                                    STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
                                                                                  FOR THE PERIOD
                                                                                  FROM INCEPTION
                                                  THREE MONTHS    THREE MONTHS     NOVEMBER 15,
                                                      ENDED           ENDED          2010 TO
                                                    MARCH 31,       MARCH 31,        MARCH 31,
                                                       2012            2011            2012
                                                  -------------   -------------   --------------
OPERATING ACTIVITIES

  Net Loss .....................................  $        (406)  $      (1,491)  $     (15,446)
                                                  -------------   -------------   -------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable and
     accrued liabilities .......................         (3,852)         (3,878)             --
                                                  -------------   -------------   -------------
  Net cash used in operating activities ........         (4,258)         (5,369)        (15,446)
                                                  -------------   -------------   -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................             --              --          21,000
                                                  -------------   -------------   -------------
  Net cash provided by financing activities ....             --              --          21,000
                                                  -------------   -------------   -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........         (4,258)         (5,369)          5,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          9,812           9,000              --
                                                  -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $       5,554   $       3,631   $       5,554
                                                  =============   =============   =============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $          --   $          --   $          --
                                                  =============   =============   =============
    Income taxes ...............................  $          --   $          --   $          --
                                                  =============   =============   =============

                   The accompanying notes should be read in conjunction with
                                    the financial statements

                                               6

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Blue Sun Media, Inc.,(the "Company") is a development stage company, incorporated in the State of Nevada on November 15, 2010. The Company offers software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them over the Internet.

The Company's management has chosen December 31st for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended March 31, 2012, respectively along with the period November 15, 2010 (date of inception) to March 31, 2012.

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

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

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

Income Taxes
------------

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

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

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

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

As of March 31, 2012, all citations to the various SFAS' have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of March 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. INCOME TAXES

The Company provides for income taxes under ASC Topic 740, which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

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

As of March 31, 2012, the Company has $6,024 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to March 31, 2012. As of March 31, 2012, the Company has federal net operating loss carry forwards of approximately $15,446 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on March 31, 2012 and the tax provision attributable to loss before income taxes is as follows:

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

                                                      For the period
                                                    November 15, 2010
                                                   (inception) through
                                                      March 31, 2012
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
                                                   ===================

The Company has filed income tax returns since the date of inception.

As of March 31, 2012, the Company had estimated net loss carry forwards of approximately $15,446 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of March 31, 2012, the Company 20,000,000 shares of preferred stock authorized, with none issued nor outstanding.

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

As of March 31, 2012, there are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of March 31, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of March 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                              BLUE SUN MEDIA, INC.
                        (A Development Stage Enterprise)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2012

For the period November 15, 2010 (date of inception) through March 31, 2012 the Company has had a net loss of $15,446 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of March 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor . The Company had no deposits in excess of insured amounts as of March 31, 2012.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent from March 31, 2012 through May 1, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Blue Sun Media, Inc.is a development stage company and was incorporated in Nevada on November 15, 2010, Blue Sun intends to develop software and systems to create, solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them over the Internet.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2012, the Company was focused on completing its business and financial plan. In addition, the Company has been working on a product demo.

In the first and second quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On January 27, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on March 3, 2011 and March 29, 2012. The registration statement was declared effective on May 2, 2011.

Results of Operations

The Company did not generate any revenue during the three months ended March 31, 2012.

Total expenses the three (3) months ending March 31, 2012 were $406 resulting in an operating loss for the period of $406. Basic net loss per share amounting to $.0001 for the three (3) months ending March 31, 2012.

General and Administrative expenses fees for the three (3) months ending March 31, 2012 were $116. Professional fees were $290 for accounting and legal services.

Total expenses for the three (3) months ended March 31, 2011 were $1,491 resulting in an operating loss for the period of $1,491 as compared to total expenses of $406 for the period ended March 31, 2012. The decrease in expenses was due primarily to an decrease general and administrative expenses in the quarter ended March 31, 2012.

Liquidity and Capital Resources
-------------------------------

At March 31, 2012 we had working capital of $5,554 consisting of cash on hand of $5,554 and $0 in current liabilities as compared to working capital of $2,666 at March 31, 2011 and cash of $3,631.

Net cash used in operating activities for the three months ended March 31, 2012 was $4,258 as compared to $5,369 for the three months ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

                                        Dated: May 9, 2012