Form 10-K
period 2012-12-31
Blue Sun Media, Inc.
filed 2013-03-11
CIK 1510976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2012

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $36,000 as of December 31, 2012.

As of March 1, 2013, there were 10,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

As of December 31, 2012, Blue Sun Media, Inc. had raised $21,000 through the sale of its common stock. In addition, the Company issued a promissory note in the amount of $2,325. There is $167 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

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

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BLUE SUN MEDIA, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending December 31, 2012 and dated March 5, 2013; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to Blue Sun Media, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the December 31, 2012 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANYRESTRICTIONS AND THESE RESTRICTIONS COULD ADVERSELY AFFECT THE PRICE ANDLIQUIDITY OF THE COMPANY’S SHARES CREATING A POTENTIAL LOSS OF INVESTMENT

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

During the period ended December 31, 2012, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BCLX. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2012
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$0.03	$0.03

As of December 31, 2012, there are 10,200,000 shares of Common Stock outstanding.

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

Shareholders

As of December 31, 2012, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Philadelphia Stock Transfer, Inc., 2320 Haverford Road, Suite 230, Ardmore, PA 19003, telephone number 484.416.3124.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2012.

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

As of December 31, 2012, Blue Sun Media, Inc. had raised $21,000 through the sale of its common stock and issued a promissory note in the amount of $2,325. There is $167 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of Blue Sun Media, Inc. for the year ended December 31, 2012 and 2011. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2012 or 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administration costs increased by $2,674 from $4,532 for the year ended December 31, 2011 to $7,206 for the year ended December 31, 2012. The increase was a result of the SEC and XBRL filing fees. Professional fees decreased by $4,175 from $5,665 in the year ending December 31, 2011 to $1,490 for the year ending December 31, 2012. The decrease was due to a lack of financing during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $8,696 for the year ended December 31, 2012 compared to a net loss of $10,197 for the year ended December 31, 2011.

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects cash assets in the amount of $167 as compared to $9,812 in cash for the year ending December 31, 2011. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $8,696 for the year ended December 31, 2012 as compared to net loss of $10,197 for the period ending December 31, 2011. During the period from November 15, 2010 (inception) to December 31, 2012, the Company’s balance sheet reflected an accumulated deficit of $23,736.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on May 18, 2011. In addition, the Company issued a promissory note in the amount of $2,325 in September 2012. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end December 31, 2012 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Elise Travertini, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $23,736 as of December 31, 2012. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011, respectively.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2013.

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

Name	Age	Position
Elise Travertini	36	President and Director

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

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended December 31, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Elise Travertini, President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended December 31, 2012, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2012 and December  31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2012	December 31, 2011

(i) Audit Fees	$5,750	$4,800

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,750	$4,800

Audit Fees. The aggregate fees billed in each of the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,750 and $4,800 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended December 31, 2012 and 2011.

Tax Fees. For the year ended December 31, 2012 and 2011, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

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

Blue Sun Media, Inc.

March 11, 2013	By:	/s/ Elise Travertini
	Its:	Elise Travertini Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Elise Travertini	March 11, 2013
Elise Travertini
Its:	Principal Executive Officer, President and a Director

By:	/s/ Elise Travertini	March 11, 2013
Elise Travertini
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Blue Sun Media, Inc. required to be included in Items 8 and 15 are listed below:

Blue Sun Media, Inc.

Audited Financial Statements for the years ended December 31, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Sun Media Inc.

We have audited the accompanying balance sheets of Blue Sun Media, Inc. (a development stage company) as of December 31, 2012 and December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012 and December 31, 2011, and for the period November 15, 2010 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sun Media Inc. for the years ended December 31, 2012 and December 31, 2011, and for the period November 15, 2010 (date of inception) through December 31, 2012 in conformance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in development stage with limited operations and resources, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ZBS Group LLP

Melville, New York

March 5, 2013

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zbscpas.com

Blue Sun Media, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011
	Audited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$167	$9,812
Total current assets	167	9,812

TOTAL ASSETS	$167	$9,812

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$578	$3,852
Note payable	2,325	—
Total liabilities	2,903	3,852

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
10,200,000 common shares at December 31, 2012 and 2011.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(23,736)	(15,040)
Total Stockholders’ Equity (Deficiency)	(2,736)	5,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167	$9,812

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$7,206	$4,532	$11,737
Professional Fees	1,490	5,665	11,999
	8,696	10,197	23,736

Loss Before Income Taxes	$(8,696)	$(10,197)	$(23,736)

Provision for Income Taxes	—	—	—

Net Loss	$(8,696)	$(10,197)	$(23,736)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.001)	$(0.001)	$(0.002)

Basic and diluted weighted average common shares outstanding	10,200,000	8,983,333	9,942,517

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From November 15, 2010 (Inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - November 15, 2010	—	$—	$—	$—	$—

Common shares issued to founder for cash at $0.001 per share (par value $0.0001) on December 7, 2010	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(4,843)	(4,843)
				—
Balance - December 31, 2010	9,000,000	900	8,100	(4,843)	4,157

Private Placement of 1,200,000 common shares at $0.01 per share ($0.0001 par value) on May 18, 2011	1,200,000	120	11,880	—	12,000

Loss for the year ended December 31, 2011	—	—	—	(10,197)	(10,197)

Balance - December 31, 2011	10,200,000	1,020	19,980	(15,040)	5,960

Loss for the year ended December 31, 2012	—	—	—	(8,696)	(8,696)

Balance - December 31, 2012	10,200,000	1,020	19,980	(23,736)	(2,736)

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING ACTIVITIES

Net Loss	$(8,696)	$(10,197)	$(23,736)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(3,302)	(991)	550
Net cash used in operating activities	(11,998)	(11,188)	(23,186)

FINANCING ACTIVITIES

Note Payable	2,325	—	2,325
Interest Payable	28	—	28
Common stock issued for cash	—	12,000	21,000
Net cash provided by financing activities	2,353	12,000	23,353

INCREASE IN CASH AND CASH EQUIVALENTS	(9,645)	812	167

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,812	9,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167	$9,812	$167

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Blue Sun Media, Inc. (“Blue Sun Media, Inc.” or “Blue Sun Media, Inc.”) is a development stage company and was incorporated in Nevada on November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Blue Sun Media will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children. Blue Sun Media plans to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011, respectively.

Blue Sun Media, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

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

At December 31, 2012, the Company had estimated net loss carry forwards of approximately $23,736 which expires through its tax year ending 2031. Utilization of these net operating loss carryforwards may be limited in accordance with IRC Section 3.82 in the event of certain shifts in ownership.

Blue Sun Media, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

NOTE 4.	NOTE PAYABLES

On September 10, 2012, the Company issued a note payable in the amount of $1,500. Again, on November 16, 2012, the Company issued a note payable in the amount of $825. Both note payables are to the same investor, bear interest at 5% annually and are payable on demand.

NOTE 5.	STOCKHOLDERS’ EQUITY

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

On May 18, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares issued and outstanding on both December 31, 2012 and 2011.

NOTE 6.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period November 15, 2010 (date of inception) through December 31, 2012 the Company has had a net loss of $23,736. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(December 31, 2012)

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

NOTE 9.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at December 31, 2012 was below the FDIC insurance threshold.

NOTE 10.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through March 1, 2013, the date which the financial statements were available to be issued, and no such events have occurred.