Form 10-Q
period 2013-03-31
Blue Sun Media, Inc.
filed 2013-05-20
CIK 1510976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of May 15, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Blue Sun Media, Inc., a Nevada corporation.

Blue Sun Media, Inc.

(A Development Stage Company)

Balance Sheets

	March 31,
	2013	December 31,
	Unaudited	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,588	$167
Total current assets	1,588	167

TOTAL ASSETS	$1,588	$167

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$998	$578
Note payable	8,325	2,325
Total liabilities	9,323	2,903

STOCKHOLDERS’ DEFICIENCY
Capital Stock Authorized 20,000,000 preferred shares, $0.0001 par value None issued or outstanding. 500,000,000 common shares, $0.0001 par value Issued and outstanding shares: 10,200,000 at March 31, 2013 and December 31, 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(28,735)	(23,736)
Total Stockholders’ Deficiency	(7,735)	(2,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,588	$167

Blue Sun Media, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	Three Months	Three Months	November 15,
	Ended	Ended	2010 to
	March 31,	March 31,	March 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$1,499	$116	$13,236
Professional Fees	3,500	290	15,499
	4,999	406	28,735

Loss Before Income Taxes	$(4,999)	$(406)	$(28,735)

Provision for Income Taxes	—	—	—

Net Loss	$(4,999)	$(406)	$(28,735)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,200,000	10,200,000	9,969,941

Blue Sun Media, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period
			from Inception
	Three Months	Three Months	November 15,
	Ended	Ended	2010 to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,999)	$(406)	$(28,735)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	420	(3,852)	998
Net cash used in operating activities	(4,579)	(4,258)	(27,737)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in note payable	6,000	—	8,325
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	6,000	—	29,325

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,421	(4,258)	1,588

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167	9,812	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,588	$5,554	$1,588

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

Blue Sun Media, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Blue Sun Media, Inc.,(the “Company”) is a development stage company, incorporated in the State of Nevada on November 15, 2010. The Company offers software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them over the Internet.

The Company’s management has chosen December 31st for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended March 31, 2013, respectively along with the period November 15, 2010 (date of inception) to March 31, 2013.

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

Earnings (Loss) per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per shareware calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Blue Sun Media, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740,deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31,2013.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 349 W. Pine Street, Suite 4D, Central Point OR 97502.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,”(“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification(“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 -Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

Blue Sun Media, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

ASU 2009-1 is effective for interim and annual periods ending after September15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of March 31, 2013, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at March 31, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the period ended March 31, 2013, the Company recognized no interest and penalties.

The Company files U.S. federal tax returns and tax returns in various states. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject.

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

As of March 31, 2013, the Company has $11,207 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to March 31, 2013. As of March 31, 2013, the Company has federal net operating loss carry forwards of approximately $28,735 available to offset future taxable income through 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership. The difference between the tax provision at the statutory federal income tax rate on March 31, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
November 15, 2010
(Date of Inception)
through
March 31, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has filed income tax returns since the date of inception.

Blue Sun Media, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

NOTE 4. NOTES PAYABLE

In September 2012, the company issued a note payable in the amount of $1,500 to an unrelated party. In November 2012, the company issued a second note payable in the amount of $825 and to the same unrelated party. On February 14, 2013, the Company issued a note payable in the amount of $2,000 to the same unrelated party. On March 10, 2013, the Company issued a not payable of $4,000 to the same unrelated party. All the notes accrue interest at 5% and are due one year from issuance. The current portion due as of March 31, 2013 is $8,325.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2013, the Company 20,000,000 shares of preferred stock authorized, with none issued nor outstanding.

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

As of March 31, 2013, there are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 issued and outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2013, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

As of March 31, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period November 15, 2010 (date of inception) through March 31, 2013 the Company has had a net loss of $28,735 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of March 31, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor.  The Company had no deposits in excess of insured amounts as of March 31, 2013.

Blue Sun Media, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2013

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent from March 31, 2013 through May 15, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2013, the Company continued to conduct research on the market analysis.  The Company commenced a product development as a proto-type.  The Company also completed their financial projections for 2013 and 2014.

The Company did not generate any revenue during the three months ended March 31,2013.

Total expenses the three (3) months ending March 31, 2013 were $4,999 resulting in an operating loss for the period of $4,999. Basic net loss per share amounting to ($0.00) for the three (3) months ending March 31, 2013.

General and Administrative expenses fees for the three (3) months ending March31, 2013 were $1,499.  Professional fees were $3,500 for accounting and legal services.

Total expenses for the three (3) months ended March 31, 2013 were $4,999 as compared to total expenses of $406 for the period ended March 31, 2012. The increase in expenses was due primarily to the audit expense and SEC and XBRL expenses in the quarter ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013 we had working capital of ($7,735) consisting of cash on hand of $1,558 and $9,323 in current liabilities as compared to working capital of-$2,736 at December 31, 2012.

Net cash used in operating activities for the three months ended March 31, 2013was $4,579 as compared to $4,258 for the three months ended March 31, 2012.

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

As of March 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

Management believes that the material weaknesses set forth in items (2) and (3)above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Dated: May 20, 2013