Form 10-Q
period 2013-06-30
Blue Sun Media, Inc.
filed 2013-08-14
CIK 1510976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-171891

Blue Sun Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9/F., Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong

(Address of Principal Executive Offices)

(852) 3111-7718

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2013, there were 10,200,000 shares of the issuer’s common stock issued and outstanding.

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

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blue Sun Media, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31,
	Unaudited - $ -	2012 - $-
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$189	$167
Total current assets	189	167

TOTAL ASSETS	$189	$167

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$1,700	$578
Due to related party	9,464	-
Note payable	-	2,325
Total liabilities	11,164	2,903

STOCKHOLDERS’ DEFICIENCY
Capital Stock Authorized 20,000,000 preferred shares, $0.0001 par value None issued or outstanding. 500,000,000 common shares, $0.0001 par value Issued and outstanding shares: 10,200,000 at June 30, 2013 and December 31, 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(31,975)	(23,736)
Total Stockholders’ Deficiency	(10,975)	(2,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$189	$167

– See Accompanying Notes –

Blue Sun Media, Inc.
(A Development Stage Company)
Statement of Operations

	Three months ended June 30, 2013 Unaudited - $ -	Three months ended June 30, 2012 Unaudited - $ -	Six months ended June 30, 2013 Unaudited - $ -	Six months ended June 30, 2012 Unaudited - $ -	From November 15, 2010 (Inception) to June 30, 2013 Unaudited - $ -
General and administrative expenses	1,740	1,378	3,239	1,494	14,911
Professional fees	1,500	600	5,000	890	16,999
Net loss	3,240	1,978	8,239	2,384	31,910

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	10,200,000	10,200,000	10,200,000	10,200,000	9,975,630

– See Accompanying Notes –

Blue Sun Media, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Six months ended June 30, 2013 - $ -	Six months ended June 30, 2012 - $ -	From November 15, 2010 (Inception) to June 30, 2013 - $ -
Cash Flows From Operating Activities
Net loss	(8,239)	(2,384)	(31,975)
Net change in non-cash working capital balances:
Increase (decrease) in Accounts payable and accrued liabilities	1,122	(3,852)	1,700
Net cash used in operations	(7,117)	(6,236)	(30,275)

Cash Flows From Financing Activities
Due to related party	9,464	-	9,464
Decrease in note payable	(2,325)	-	-
Capital stock issued	-	-	21,000
Net cash provided by financing activities	7,139	-	30,464

Increase (Decrease) In Cash	22	(6,236)	189

Cash, beginning	167	9,812	-
Cash, ending	189	3,576	189

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended June 30, 2013, respectively along with the period November 15, 2010 (date of inception) to June 30, 2013.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,975 at June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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
June 30, 2013

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

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740,deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2013.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 9/F, Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2013

Recently Issued Accounting Pronouncements

Recent pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

The Company reviews tax positions taken to determine if it is more likely than not that the position would be sustained upon examination resulting in an uncertain tax position. The Company did not have any material unrecognized tax benefit at June 30, 2013. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the period ended June 30, 2013, the Company recognized no interest and penalties.

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

As of June 30, 2013, the Company has $11,207 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to June 30, 2013. As of June 30, 2013, the Company has federal net operating loss carry forwards of approximately $28,735 available to offset future taxable income through 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership. The difference between the tax provision at the statutory federal income tax rate on June 30, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
November 15, 2010
(Date of Inception)
through
June 30, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has filed income tax returns since the date of inception.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2013

NOTE 4. NOTES PAYABLE

In September 2012, the company issued a note payable in the amount of $1,500 to an unrelated party. In November 2012, the company issued a second note payable in the amount of $825 and to the same unrelated party. On February 14, 2013, the Company issued a note payable in the amount of $2,000 to the same unrelated party. On March 10, 2013, the Company issued a note payable of $4,000 to the same unrelated party. On June 17, 2013, the Company issued a note payable of $1,000 to the same unrelated party.

In June 2013, the company fully repaid the note payable in the amount of $9,325.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2013, the Company 20,000,000 shares of preferred stock authorized, with none issued nor outstanding.

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

As of June 30, 2013, there are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 issued and outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due from/to related parties represented the advances from or to the Company’s directors. Such advances are non-interest bearing and due upon demand.

NOTE 7. GOING CONCERN

As of June 30, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period November 15, 2010 (date of inception) through June 30, 2013 the Company has had a net loss of $31,975 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of June 30, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2013

NOTE 8. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor.  The Company had no deposits in excess of insured amounts as of June 30, 2013.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company did not generate any revenue during the six months ended June 30, 2013.

Total expenses the six (6) months ending June 30, 2013 were $8,239 resulting in an operating loss for the period of $8,239. Basic net loss per share amounting to ($0.00) for the six (6) months ending June 30, 2013.

General and Administrative expenses fees for the six (6) months ending June 30, 2013 were $3,239. Professional fees were $5,000 for accounting and legal services.

Total expenses for the six (6) months ended June 30, 2013 were $8,239 as compared to total expenses of $2,384 for the period ended June 30, 2012. The increase in expenses was due primarily to the audit expense and SEC and XBRL expenses in the quarter ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2013 we had working capital of (-$10,975) consisting of cash on hand of $189 and $11,164 in current liabilities as compared to working capital of (-$2,736) at December 31, 2012.

Net cash used in operating activities for the six months ended June 30, 2013 was $7,117 as compared to $6,236 for the six months ended June 30, 2013.

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

As of June 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

Dated: August 14, 2013 Blue Sun Media, Inc. BY: /s/ Vincent Loy Ghee Yaw Name: Vincent Loy Ghee Yaw Title: Chief Executive Officer, Director