Form 10-Q
period 2013-09-30
Blue Sun Media, Inc.
filed 2013-11-14
CIK 1510976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, there were 10,200,000 shares of the issuer’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Blue Sun Media, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,
	2013	December 31,
	Unaudited $	2012 $
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$167
Total current assets	—	167

TOTAL ASSETS	$—	$167

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$10,991	$578
Due to related party	9,275	—
Notes Payable	—	2,325
Total liabilities	$20,266	$2,903

STOCKHOLDERS’ EQUITY
Capital Stock (Note 5)
Authorized:
20,000,000 preferred shares, $0.0001 par value, 500,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
0 preferred shares, 10,200,000 common shares at September 30, 2013 and December 31, 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(41,266)	(23,736)
Total Stockholders’ Equity	(20,266)	(2,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$167

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.
(A Development Stage Company)
Statement of Operations

					For the Period
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	November 15, 2010
	Ended	Ended	Ended	Ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013 Unaudited $	2012 Unaudited $	2013 Unaudited $	2012 Unaudited $	2013 Unaudited $

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$1,520	$2,757	$4,824	$4,250	$16,561
Professional Fees	7,706	600	12,706	1,491	24,705
	9,226	3,357	17,530	5,741	41,266

Loss Before Income Taxes	$(9,226)	$(3,357)	$(17,530)	$(5,741)	$(41,266)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(9,226)	$(3,357)	$(17,530)	$(5,741)	$(41,266)

PER SHARE DATA:

Basic and diluted loss per common share	—	—	—	—	—

Basic and diluted weighted Average Common shares outstanding	10,200,000	10,200,000	10,200,000	10,200,000	9,995,402

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.
(A Development Stage Company)
Statement of Cash Flows

			For the Period
	Nine	Nine	from November 15, 2010
	Months	Months	(Inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2013	2012	2013
	$	$	$
OPERATING ACTIVITIES

Net Loss	$(17,530)	$(5,741)	$(41,266)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	10,413	(3,852)	10,991
Net cash used in operating activities	(7,117)	(9,593)	(30,275)

FINANCING ACTIVITIES

Due to related party	9,275	—	9,275
Notes Payable	(2,325)	1,500	—
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	6,950	1,500	30,275

DECREASE IN CASH AND CASH EQUIVALENTS	(167)	(8,093)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167	9,812	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,719	$—

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Blue Sun Media, Inc. (the “Company”) is a development stage company, incorporated in the State of Nevada on November 15, 2010. The Company offers software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them over the Internet.

The Company’s management has chosen December 31st for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended September 30, 2013, respectively along with the period November 15, 2010 (date of inception) to September 30, 2013.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $41,266 at September 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
September 30, 2013

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2013.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 9/F., Kam Chung Commercial Building, 19-21 Hennessy Road, Wanchai, Hong Kong.

Recently Issued Accounting Pronouncements

Recent pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2013

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

As of September 30, 2013, the Company has $16,094 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to September 30, 2013. As of September 30, 2013, the Company has federal net operating loss carry forwards of approximately $41,266 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on September 30, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
November 15, 2010
(Date of Inception)
through
September 30, 2013
Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has filed income tax returns since the date of inception.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2013

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

In June 2013, the company fully repaid the note payable in the amount of $9,390.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2013, the Company has 20,000,000 preferred shares authorized, however none are issued nor outstanding.

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

As of September 30, 2013, there are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 issued and outstanding.

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

NOTE 7. GOING CONCERN

As of September 30, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period November 15, 2010 (date of inception) through September 30, 2013 the Company has had a net loss of $41,266 consisting of SEC audit and review fees, Nevada state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of September 30, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATION OF RISKS

Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor.  The Company had no deposits in excess of insured amounts as of September 30, 2013.

Blue Sun Media, Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2013

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

During the third quarter of the fiscal year 2013, the Company continued to conduct research on the market analysis. The Company commenced a product development as a proto-type. The Company also completed their financial projections for 2013 and 2014.

The Company did not generate any revenue during the nine months ended September 30, 2013.

Total expenses for the three(3) months ending September 30, 2013 were $9,226 resulting in an operating loss for the period of $9,226 as compared to total expenses of $3,357 for the period ended September 30, 2012. The increase in expenses was due primarily to an increase professional fee in the quarter ended September 30, 2013. Basic net loss per share amounting to $.0001 for the three(3) months ending September 30, 2013.  General and Administrative expenses fees for the three (3) months ending September 30, 2013 were $1,520.  Professional fees were $7,706 for accounting and legal services.

Total expenses for the nine (9) months ended September 30, 2013 were $17,530 resulting in an operating loss for the period of $17,530 as compared to total expenses of $5,741 for the period ended September 30, 2012. The increase in expenses was due primarily to an inecrease professional fees in the quarter ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013 we had working capital of (-$20,266) consisting of $20,266 in current liabilities as compared to working capital of (-$2,736) at December 31, 2012.

Net cash used in operating activities for the nine months ended September 30, 2013 was $7,117 as compared to $9,593 for the nine month period ending September 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As of September 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

Blue Sun Media, Inc. BY: /s/ Vincent Loy Ghee Yaw Name: Vincent Loy Ghee Yaw Title: Chief Executive Officer, Director Dated: November 14, 2013