Form 10-K
period 2013-12-31
Apple Green Holding, Inc.
filed 2014-05-09
CIK 1510976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-171891
APPLE GREEN HOLDING, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3436055
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30, Jalan PJS 7/19, Bandar Sunway, 46150 Petaling Jaya, Selangor, Malaysia	Tel. +603 5636 1869 Fax +603 5636 1771
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                              Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 25, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $168,000.

As of May 9, 2014, the number of shares of the registrant’s common stock outstanding was 400,000,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●
The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Apple Green Holding, Inc., a Nevada corporation (“AGPL”), (ii) Apple Green International Limited, a Seychelles company (“AGIL”), (iii) Apple Green Hong Kong Limited, a Hong Kong limited liability company and a wholly-owned subsidiary of AGIL (“AGHK”), (iv) Microbial International Sdn. Bhd., a Malaysia company and a wholly-owned subsidiary of AGIL (“MISB”), and (v) SS Microbial Sdn. Bhd., a company incorporated under the laws of Malaysia and of which MISB owns 55% of the equity interests (“SSM”).

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

●	“Securities Act” refers to the Securities Act of 1933, as amended.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Introduction

Apple Green Holding, Inc. (the “Company” or “Apple Green”), formerly Blue Sun Media, Inc., was incorporated in the State of Nevada on November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Apple Green will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media is growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children.

In year 2013, the Company planned to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

The Company believes this is a fragmented market with no established leader, and therefore represents a significant opportunity for the Company.

Apple Green, Inc. is in the early stage of developing its business plan. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

We have no revenues, have incurred losses since inception, have no operations, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

On December 7, 2011, a total of 9,000,000 shares of common stock, par value $.0001 per share (“Common Stock”) were issued to our former officer and director, Elise Travertini for $9,000. On May 18, 2011, the Company sold 1,200,000 shares of Common Stock to 24 investors pursuant to a Registration Statement declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2011 (File No. 333-171891).

On June 25, 2013, Elise Travertini, a majority shareholder of the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with sixteen investors (the “Purchasers”), pursuant to which Ms. Travertini sold to the Purchasers her 9,000,000 shares of Common Stock (the “Majority Interests”) for an aggregate amount of $263,167.

In connection with the Purchase Agreement, on June 25, 2013, Elise Travertini, then Company’s President and sole director of the Board of Directors (the “Board”) resigned from all of her positions as a director and officer of the Company. Also effective on June 25, 2013, Mr. Vincent Loy Ghee Yaw was appointed as the Chief Executive Officer and director of the Board of the Company, Mr. Hee Chee Keong was elected as the Chief Financial Officer and director of the Board of the Company, and Mr. David Chuah was appointed as director of the Board of the Company.

Description of Our Products and Services

In 2013, Apple Green, Inc. was a development stage company which plans to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. The Company intended provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children.

The Company planned to provide products that will allow parents to be alerted when their children visit a website with mature content, attempt to download files, or conduct transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

During 2013, the Company had plans to develop the following products:

SiteView - provides parents the capabilities to monitor and report on the various websites their children visit. Parents have the option to setup a profile for their child that allows access to certain websites. In addition, if the child visits a website that is new or unknown, the parent will be notified real time and upon approval the child will be able to access that site. For example, if a child attempts to visit a horse betting site, the access will be denied.

SiteTransact - provides parents the ability to setup, monitor, control, and allow their children to conduct transactions on the Internet. Parents will be notified of any potential transaction the child attempts and is given real time control to either allow or deny the transaction. For example, if a child visits Amazon.com and wants to purchase a children’s book for $8.99, the parent will be notified and with the push of a button, allow the transaction to complete. In addition, if the child attempts to purchase a rap music CD with explicit language, the parent will be notified and will not be able to complete the transaction without the parent’s approval.

SiteSocial - social sites like Facebook, MySpace, Twitter are gaining tremendous amount of interest from Internet users and retailers. Due to the overwhelming popularity of these types, parents have to allow access to these sites. Otherwise, their children will circumvent those restrictions. The parent can set up a profile for their children which allows them to control the sharing of personal information. For example, if they don’t want to share any personal data like address, phone, etc., the program will block this information from the site. This way the parent is assured that all personal data is kept confidential. In addition, the software will monitor and track communication with other users. Parents will be allowed to set up rules that only allow their children to communicate with other similar aged children, children within a certain mile radius, etc. This provides parental controls that protect the children’s identity, yet allows social interaction with other users.

In addition, the Company planned to provide the essential tools for effective management for mobile devices in 2013. Leveraging unique data discovery and tracking capabilities, the Company’s products will feature:

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

The Company plans to provide all of the above mobile capabilities on smartphones. The targeted smartphones will be the iPhone, Blackberry, and Android phones.

The Company believes this is a fragmented market with no established leader, and therefore represents a significant opportunity for the Company.

Competition

Apple Green, Inc. has many potential competitors in the technology industry like Zong, Boku, and Surfpin according to Charlie Straight with YPulse Advisory Board. In addition, the Company expects other companies like Facebook and Google to offer competing services. Google owns the Android platform, which is available on mobile phones and the Company believes it’s only a matter of time before they offer a payment solution on the mobile phone, even though they do not target consumers under 18 years old at this time. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all.

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

Employees

We currently have two employees, our Chief Executive Officer, Vincent Loy Ghee Yaw and our Chief Financial Officer, Hee Chee Keong. Mr. Loy and Mr. Hee are responsible for the primary operation of our business. There are no employment agreements between the Company and our current employees.

Facilities

The Company does not own any real estate or other properties. The Company’s office is located No. 30 Jalan PJS 7/19 Bandar Sunway, 46150, Petaling Jaya, Selangor Darul Ehsan, Malaysia. The business office is a premise provided by a third party entity which has a common director of SSM, free of charge to the Company.

Recent Developments

On January 10, 2014, the Company, Apple Green International Limited (“AGIL”) and the sole stockholder of AGIL (the “AGIL Stockholder”) entered into and consummated transactions pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement,” such transaction referred to as the “Securities Exchange Transaction”), whereby the Company issued to the AGIL Stockholder an aggregate of 389,800,000 shares of its Common Stock, in exchange for 100% of equity interests of AGIL held by the AGIL Stockholder. The shares of our Common Stock received by the AGIL Stockholder in the Securities Exchange Transaction constitute approximately 97.45% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Securities Exchange Agreement. As a result of the Securities Exchange Transaction, AGIL, together with its subsidiaries, AGHK, MISB, and SSM became AGPL’s wholly-owned subsidiaries.

AGIL was incorporated on February 1, 2013 in Republic of Seychelles and is a development-stage recycling company focusing on development of organic waste recycling business. AGHK was formed in Hong Kong on December 10, 2004 to produce and manufacture fertilizer. MISB was formed in Malaysia on October 10, 2000 for the purpose of manufacturing fertilizer by collecting solid waste. SSM was formed in Malaysia on January 7, 2009 to produce and provide organic fertilizer and develop a solid waste management system in Malaysia. Therefore, after the Securities Exchange Transaction, the Company ceased to be a shell company as such term is defined under Rule 12b-2 of the Exchange Act and changed its business to organic waste recycling businesses.

The following diagram sets forth the structure of the Company as of the date of this report herein:

On March 19, 2014, the Company amended its Articles of Incorporation to: (i) change its name to Apple Green Holding, Inc., and (ii) increase the total authorized shares from 520,000,000 shares to 700,000,000 shares, consisting of 500,000,000 shares of common stock, par value $.0001 per share, and 200,000,000 shares of preferred stock, par value $.0001 per share.

Principal Executive Offices

Our principal executive office is located No. 30 Jalan PJS 7/19  Bandar Sunway, 46150, Petaling Jaya, Selangor Darul Ehsan, Malaysia. Our contact number is +603 5636 1869.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties. The Company’s office is located No. 30 Jalan PJS 7/19 Bandar Sunway, 46150, Petaling Jaya, Selangor Darul Ehsan, Malaysia. The business office is a premise provided by a third party entity which has a common director of SSM, free of charge to the Company.

ITEM 3. LEGAL PROCEEDINGS

There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not quoted on any exchange.  Our common stock was traded under the symbol “BLES” until March 19, 2014 and is currently quoted on the OTCQB under the trading symbol “AGPL.” Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions for the year ended December 31, 2012 and 2013.

	High	Low
Fiscal Year 2012	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

	High	Low
Fiscal Year 2013	Bid	Bid
First Quarter	$-	$-
Second Quarter*	$0.21	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

* The Company’s Common Stock did not trade until June 2013.

As of December 31, 2013, the last sale price reported on the OTCQB for the Company’s Common Stock was approximately $0.21 per share.

Holders

As of the date of this Report, we had 400,000,000 shares of our common stock par value, $.0001 issued and outstanding. There were approximately 36 beneficial owners of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is VStock Transfer, LLC, located at 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Phone: (212) 828-8436. Facsimile: (646) 536-3179.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

All unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The “Company,” “we,” “us,” or “our,” are references to the combined business of (i) Apple Green Holding, Inc., a Nevada corporation (“AGPL”), (ii) Apple Green International Limited, a Seychelles company (“AGIL”), (iii) Apple Green Hong Kong Limited, a Hong Kong limited liability company and a wholly-owned subsidiary of AGIL (“AGHK”), (iv) Microbial International Sdn. Bhd., a Malaysia company and a wholly-owned subsidiary of AGIL (“MISB”), and (v) SS Microbial Sdn. Bhd., a company incorporated under the laws of Malaysia and a subsidiary of MISB of which MISB owns 55% of the equity interests (“SSM”).

Overview

Apple Green Holding, Inc. (the “Company” or “Apple Green”), formerly Blue Sun Media, Inc., was incorporated in the State of Nevada on November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. Apple Green will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children.

Since our inception, as of December 31, 2012 and December 31, 2013, our accumulated deficits were $23,736 and $59,885, respectively. Our stockholders’ deficiency was $2,736 and $38,885 respectively. We have so far generated nil in revenue. Our losses have principally been attributed to operating expenses, administrative and other operating expenses.

Results of Operations

For the fiscal year ended December 31, 2013 compared with the year ended December 31, 2012

Gross Revenues

We do not have any revenues for the years ended December 31, 2013 and December 31, 2012.

Operating Expenses

General and administrative expenses for the year ended December 31, 2013 and December 31, 2012 were $ 4,824 and $7,206 respectively. Total expenses for year ended December 31, 2013, consisting primarily of professional fees totaling $31,325 and other general and administrative expenses totaling $4,824. For the year ended December 31, 2012, we incurred total expenses of $8,696, consisting of professional fees totaling $1,490 and other general and administrative expenses totaling $7,206.

Net Loss

Net loss for the years ended December 31, 2013 and December 31, 2012 were $36,149 and $8,696, respectively. The loss was primarily attributable to the general and administrative expenses exceeding our income.

Liquidity and Capital Resources
As of December 31, 2013, the balance of our cash and cash equivalents was $0.

Net cash used in operating activities for the period ended December 31, 2013 was $7,117, the cash inflow is primarily from advance from related parties.

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth.

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. Our significant estimates and assumptions include depreciation and the fair value of our stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Reference is made to the “Recent Accounting Pronouncements” in Note 2 to the Financial Statements included in this Report for information related to new accounting pronouncement, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Accountants

On July 24, 2013, the Company made its decision to dismiss ZBS GROUP LLP, as the Company’s independent registered public accounting firm. The Company’s board of directors approved the decision to change accountants and that approval was made at a duly authorized meeting of the board of directors on July 24, 2013. ZBS GROUP LLP was initially engaged by the Company for the year ended December 31, 2011. ZBS GROUP LLP continued in its capacity as the Company’s independent registered public accounting firm through the year ended December 31, 2012 and for the interim period ended March 31, 2013.

ZBS GROUP LLP’s report on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report of ZBS GROUP LLP on the Company’s financial statements for fiscal years 2012 and 2011 contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012 and 2011, and the subsequent interim periods ended March 31, 2013, through the date of dismissal July 24, 2013, there were no disagreements between the Company and ZBS GROUP LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to ZBS GROUP LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements of the Company for such years.

The Company provided ZBS GROUP LLP with a copy of this disclosure set forth under this Item 4.01 and requested ZBS GROUP LLP to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements.

A copy of the letter from ZBS GROUP LLP was filed as Exhibit 16.1a to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2013 and is incorporated by reference herein.

New Independent Accountants

On July 24, 2013, the Company formally engaged WELD ASIA ASSOCIATES (“Weld Asia”) as its independent registered public accounting firm.

No consultations occurred between the Company and Weld Asia during the period commencing January 1, 2011 and ending July 24, 2013, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered regarding the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K.

The appointment of Weld Asia as the Company’s new certifying independent accountant was approved by the Company’s Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2014. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2014.

Changes in internal controls over financial reporting

Except the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

On June 25, 2013, Ms. Elise Travertini, our former President and director of the Board of Directors resigned from all her positions and Mr. Vincent Loy Ghee Yaw was appointed as the President, Chief Executive Officer and director of the Company, Mr. Hee Chee Keong was elected as Chief Financial Officer and a director of the Board of the Company, and Mr. David Chuah was appointed as a director of the Company.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position
Vincent Loy Ghee Yaw	39	Chief Executive Officer, President, Secretary, Treasurer and Director

Hee Chee Keong	42	Chief Financial Officer and Director

David Chuah	41	Director

VINCENT LOY GHEE YAW

Dr. Vincent Loy Ghee Yaw, aged 39 and a Malaysian, is a director of AGIL. He obtained a Doctor of Business Administration (DBA) from United business Institutes, Belgium and Bachelor of Science from Campbell University in the United States, majoring in Information System Engineering.

He has been more than sixteen-year experience in the network infrastructure and manages security industry in both local and regional organization. Dr. Loy’s forte is to use technology to impact business efficiency. He has also achieved a number of technical and management accreditations throughout his career. In 2006, he acquired Ariantec Sdn Bhd (“Ariantec”) and successfully listed the company in ACE Market of Bursa Malaysia on November 2009. He was a Managing Director of Ariantec until he resigned on March 2013.

The Board concluded that Dr. Loy should serve as a Director of the Company based on his extensive experience and knowledge of the history of our Company and of all of its related products.

HEE CHEE KEONG

Hee Chee Keong, a Malaysian aged 42, is a Chartered Accountant of the Malaysian Institute of Accountants. He is also a fellow member of Association of Chartered Certified Accountants (FCCA). He has more than eighteen-year working experience in both private and public companies.

During the course of his career, he was involved in various industries including manufacturing, property development, construction, trading, retailing, leisure and entertainment, etc. Besides that, he also has hands-on experience on corporate exercise such as due diligence, IPOs, issuance of warrants, corporate and debt restructuring.

He was a Finance Director in a public listed company in Malaysia namely Global Soft (MSC) Berhad from 2004 to 2008, subsequently resigned as a non-executive director on June 2013.

Mr. Hee’s extensive experience manufacturing industry as well as his financial and accounting background has led the Board of Director to reach a conclusion that he should serve as a Director of the Company.

DAVID CHUAH

David Chuah, aged 41, has sixteen-year experience in corporate finance and venture capital investments. He obtained a bachelor degree of Commerce, with concentration in Finance from University of Alberta in Canada. He had started his career in a Corporate Finance Department of a merchant bank in Kuala Lumpur, where he was involved in numerous Initial Public Offerings, Mergers and Acquisitions and other fund raising projects. After 3 years, he joined a venture capital department of a quasi-government company as a senior investment analyst. During that time, he was involved in investment evaluation as well as in seeking funds from external sources such as government agencies and foreign investment houses.  In 2002, he joined one of the largest integrated logistics company in Malaysia, Metroport Group Berhad. He was instrumental in negotiating, securing of contract and the setting up of the warehousing and distribution requirements for one of the largest mobile phone distribution companies in Malaysia. At present, he is an Adviser in Firesticks PE Sdn Bhd, a company involved in structuring debt and equity deals for expansionary companies.

The Board concluded that Mr. Chuah should serve as a Director of the Company because of his experience and background in product distribution business.

Term of Office

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We do not have majority of independent directors.

Committees of the Company’s Board of Directors

Because our board of directors currently consists of three members, we do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “financial expert” on our board of directors as that term is defined by Item 401(e)(2) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the Board of Directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate's qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidates resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director's evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2013, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

Our Board of Directors will adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer and Chief Financial Officer and other “named executive officers” for our last two completed fiscal years :

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Totals ($)
Vincent Loy Ghee Yaw (1) CEO, President of the Company;	FY2013	-	-	-	-	-	-

Hee Chee Keong(2) CFO of the Company;	FY2013	-	-	-	-	-	-

David Chuah(3) Director of the Company	FY2013	-	-	-	-	-	-

Elise Travertini(4) CEO, CFO of the Company	FY2013 FY2012	-	-	-	-	-	-

(1)	Mr. Loy was appointed as AGPL’s Chief Executive Officer and Director on June 25, 2013.
(2)	Mr. Hee was appointed as AGPL’s Chief Financial Officer and Director on June 25, 2013.
(3)	Mr. Chuah was appointed as AGPL’s Director on June 25, 2013.
(4)	Mr. Travertini was the Company's Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary from our inception to June 25, 2013.

The Company does not have an employment agreement with either Mr. Loy and Mr. Hee has not received any compensation during the fiscal year of 2013.  We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.

Outstanding Equity Awards at Fiscal Year-End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2013. No equity awards were made during the fiscal year ended December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Director Compensation

Members of our Board of Directors do not normally receive cash compensation for their services as Directors. No directors received any compensation for their services during the fiscal year ended December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date herein by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock and (ii) by the directors and executive officers of the Company. The person or company named in the table has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Position	Amount and Nature of Beneficial Ownership (2)	Percent of Class

Vincent Loy Ghee Yaw(2)(3)	CEO, President and Director	391,840,000	97.96%

Hee Chee Keong	CFO and Director	600,000	0.15%

David Chuah	Director	600,000	0.15%

All officers and directors as a group (3 persons named above)		393,040,000	98.26%

5% Securities Holders

Apple Green Venture Sdn. Bhd.		389,800,000	97.45%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (400,000,000 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes (i) 2,040,000 shares of Common Stock of the Company held by Mr. Loy on June 25, 2013 and (ii) 389,800,000shares of Common Stock held by Apple Green Venture Sdn. Bhd.

(3)	Vincent Loy Ghee Yaw is the shareholder and director of Apple Green Ventutre Sdn. Bhd. and has voting and investment power over the shares held by Apple Green Venture Sdn. Bhd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since October 1, 2012, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On June 25, 2013, the former officer and director of the Company, Elise Travertini, paid off the note payable (the “Note”) issued by the Company to an investor (the “Investor”) in the principal amount of $8,390 so that the Note has been paid in full and there was no remaining balance owed to the Investor.

As of December 31, 2013, Vincent Loy Ghee Yaw, the CEO and director of the Company has advanced $9,275 to the Company to pay off the legal fee, auditing fee, and other expenses (the “Fund”). This Fund is unsecured, bears no interest and is payable on demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2013	2012

Audit fees	$5,000	$5,300
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$5,000	$5,300

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Weld Asia Associates was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Apple Green Holding, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Apple Green Holding, Inc. required to be included in Items 8 and 15 are listed below:

Apple Green Holding, Inc.
(formerly known as Blue Sun Media, Inc.)

 Audited Financial Statements for the years ended December 31, 2013 and 2012.

WELD ASIA ASSOCIATES
(A PCAOB Registered Firm)
13-8, The Boulevard Office, Mid Valley City,
Lingkaran Syed Putra, 59200  Kuala Lumpur,
Malaysia
Tel : (603) 2284 5126
Fax : 2284 7126
E: info@weldasia.com
W: www.weldasia.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Apple Green Holding Inc. (formerly known as Blue Sun Media, Inc.)

We have audited the accompanying balance sheets of Apple Green Holding, Inc., formerly known as Blue Sun Media, Inc. (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apple Green Holding Inc. for the year ended December 31, 2013 in conformance with accounting principles generally accepted in the United States of America.

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

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES
Date: April 30, 2014
Kuala Lumpur, Malaysia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blue Sun Media Inc.

We have audited the accompanying balance sheets of Blue Sun Media, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2012 and for the period November 15, 2010 (date of inception) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Sun Media Inc. for the years ended December 31, 2012 and for the period November 15, 2010 (date of inception) through December 31, 2012 in conformance with accounting principles generally accepted in the United States of America.

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

/s/ ZBS  Group LLP
Melville, New York
March 5, 2013

115 Broad Hollow Road, Suite 350     Melville, New York 11747
Tel: (516) 394-3344     Fax:  (516) 908-7867
www.zbscpas.com

Apple Green Holding, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2013	2012
	Audited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$167
Total current assets	-	167

TOTAL ASSETS	$-	$167

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accrued liabilities	$29,610	$578
Due to related party	9,275	-
Note payable	-	2,325
Total liabilities	38,885	2,903

STOCKHOLDERS’ DEFICIENCY
Common Stock
Authorized:
500,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
10,200,000 common shares at December 31, 2013 and 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(59,885)	(23,736)
Total Stockholders’ Deficiency	(38,885)	(2,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$167

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.
(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31,	December 31,	December 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$4,824	$7,206	$16,561
Professional Fees	31,325	1,490	43,324
	36,149	8,696	59,885

Loss Before Income Taxes	$(36,149)	$(8,696)	$(59,885)

Provision for Income Taxes	—	—	—

Loss for the years	$(36,149)	$(8,696)	$(59,885)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.004)	$(0.001)	$(0.006)

Basic and diluted weighted average common shares outstanding	10,200,000	10,200,000	10,011,972

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)
From November 15, 2010 (Inception) to December 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - November 15, 2010	—	$—	$—	$—	$—

Common shares issued to founder for cash at $0.001 per share (par value $0.0001) on December 7, 2010	9,000,000	900	8,100	—	9,000

Loss for the period ended December 31, 2010	—	—	—	(4,843)	(4,843)
				—
Balance - December 31, 2010	9,000,000	900	8,100	(4,843)	4,157

Private Placement of 1,200,000 common shares at $0.01 per share ($0.0001 par value) on May 18, 2011	1,200,000	120	11,880	—	12,000

Loss for the year ended December 31, 2011	—	—	—	(10,197)	(10,197)

Balance - December 31, 2011	10,200,000	1,020	19,980	(15,040)	5,960

Loss for the year ended December 31, 2012	—	—	—	(8,696)	(8,696)

Balance - December 31, 2012	10,200,000	1,020	19,980	(23,736)	(2,736)

Loss for the year ended December 31, 2013	—	—	—	(36,149)	(36,149)

Balance - December 31, 2013	10,200,000	1,020	19,980	(59,885)	(38,885)

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.
(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
			November 15,
	Year Ended	Year Ended	2010 to
	December 31, 2013	December 31, 2012	December 31, 2013

OPERATING ACTIVITIES

Loss before income taxes	$(36,149)	$(8,696)	$(59,885)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	29,032	(3,274)	29,610
Net cash used in operating activities	(7,117)	(11,970)	(30,275)

FINANCING ACTIVITIES

Due to related party	9,275	—	9,275
Note Payable	(2,325)	2,325	—
Common Stock issued for cash	—	—	21,000
Net cash provided by financing activities	6,950	2325	30,275

INCREASE IN CASH AND CASH EQUIVALENTS	(167)	(9,645)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167	9,812	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$167	$—

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

Apple Green Holding Inc. (“the Company”), formerly known as Blue Sun Media, Inc., is a development stage company. The Company was incorporated in Nevada on November 15, 2010 to provide software solutions to help simplify the management and control of the under age 17 group that is using the online market and social network available to them on the Internet. The Company will provide these audience solutions that allow them to play, transact and socialize in an arena that is supervised and guided by their parents. This age group and their usage of the social media are growing rapidly. Due to the growth in this market and social media content, parents need to monitor and protect their children. The Company plans to provide products that will allow parents to be alerted when their child visits a website with mature content, attempts to download files, or conducts transactions online. This alert will come via email or text and inform the parent as to the specific action their child is attempting. The parents will be notified real time and provided the ability to approve or block the event. These product offerings will provide parents the ability to allow their child the freedom to play, transact and socialize in a secure environment.

On January 10, 2014, the Company entered into a Securities Exchange Agreement with Apple Green International Limited (“AGIL”) and its sole stockholder (the “AGIL Stockholder”) (the “Securities Exchange Agreement”) (see Note 9).

On March 19, 2014, the Company changed its name from Blue Sun Media, Inc. to Apple Green Holding, Inc. and increased the number of authorized shares from 520,000,000 to 700,000,000, which was approved by Financial Industry Regulatory Authority (see Note 9).

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

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012, respectively.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located No. 30 Jalan PJS 7/19, Bandar Sunway, 46150, Petaling Jaya, Selangor Darul Ehsan, Malaysia. Our contact number is +603 5636 1869. The business office is rent premises of its subsidiary (SSM), no charge by its subsidiary to the Company, accordingly, have not been reflected therein.

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at December 31, 2013 and 2012, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

As of December 31, 2013, the Company had estimated net loss carry forwards of approximately $59,885 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 3.82 in the event of certain shifts in ownership.

NOTE 4.	DUE TO RELATED PARTY

As of  December 31, 2013, the Company owed $9,275 to the CEO and also the director of the Company for funds advanced. This amount is unsecured, bears no interest and is payable on demand.

NOTE 5.	STOCKHOLDERS’ DEFICIENCY

Common Stock

On December 7, 2010, the Company issued 9,000,000 of its $0.0001 par value common stock at $0.001 per share for $9,000 cash to the founder of the Company.

On May 18, 2011, the Company issued 1,200,000 shares common stock at $0.01 per share yielding net proceeds of $12,000 pursuant to the Registration Statement on Form S-1, initially filed on January 27, 2011 and declared effective on April 28, 2011.

There are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares issued and outstanding on both December 31, 2013 and 2012.

NOTE 6.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 25, 2013, Elise Travertini (“Travertini”), a majority shareholder of the Company entered into a Securities Purchase Agreement with sixteen Purchasers, pursuant to which Travertini sold to the Purchasers her 9,000,000 shares of common stock, par value $.0001 per share of the Company for the consideration in the aggregate amount of $263,167. Among the 9,000,000 shares of Common Stock sold, (i) Vincent Loy Ghee Yaw, our current CEO, President, and Director, purchased 2,040,000 shares of Common Stock in the consideration of $59,651; (ii) Hee Chee Keong, our current CFO and director, purchased 600,000 shares of Common Stock in the consideration of $17,544; and (iii) David Chuah, our current director, purchased 600,000 shares of Common Stock in the consideration of $17,544.

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

NOTE 7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period November 15, 2010 (date of inception) through December 31, 2012, the Company has had a net loss of $59,885. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

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

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

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

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”) . Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities, effective July 1, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

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

Apple Green Holding, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2013)

NOTE 9.	SUBSEQUENT EVENTS

On January 10 , 2014, the Company, Apple Green International Limited (“AGIL”) and the sole stockholder of AGIL who collectively own 100% of AGIL (the “AGIL Stockholders”) entered into and consummated transactions pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement,” such transaction referred to as the “Securities Exchange Transaction”), whereby the Company issued to the AGIL Stockholder an aggregate of 389,800,000 shares of its common stock, par value $.0001 per share (“Common Stock”), in exchange for 100% of equity interests of AGIL held by the AGIL Stockholder. The shares of our Common Stock received by the AGIL Stockholders in the Securities Exchange Transaction constitute approximately 97.45% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Securities Exchange Agreement. As a result of the Securities Exchange Transaction, AGIL, together with its subsidiaries, AGHK, MISB, and SSM, became the Company’s wholly-owned subsidiaries.

AGIL was incorporated on February 1, 2013 in Republic of Seychelles and is a development-stage recycling company focusing on development of organic waste recycling business. AGHK was formed in Hong Kong on December 10, 2004 to produce and manufacture fertilizer. MISB was formed in Malaysia on October 10, 2000 for the purpose of manufacturing fertilizer by collecting solid waste. SSM was formed in Malaysia on January 7, 2009 to produce and provide organic fertilizer and develop a solid waste management system in Malaysia.

On March 19, 2014, the Company amended its Articles of Incorporation to: (i) change its name to Apple Green Holding, Inc., and (ii) increase the total authorized shares from 520,000,000 shares to 700,000,000 shares, consisting of 500,000,000 shares of common stock, par value $.0001 per share, and 200,000,000 shares of preferred stock, par value $.0001 per share.  In connection with the change of name, the Company changed its stock symbol from BLES to AGPL, which was approved by the Financial Industry Regulatory Authority effective on March 19, 2014.  The Company’s new CUSIP number is 03785B100.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description

2.1
Securities Exchange Agreement, among the Company, AGIL and Apple Green Venture Sdn. Bhd., dated January 10, 2014 (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2014).

3.1
Articles of Incorporation of the Company filed on November 15, 2010 (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2011).

3.2
Certificate of Amendment to the Company’s Articles of Incorporation filed on March 7, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2014).

3.3	Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2011).

4.1	Specimen Stock Certificate of Common Stock of Apple Green Holding, Inc.*

10.1	Joint Venture Agreement (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2014).

10.2	Buy Back Agreement (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2014).

21.1	List of Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

23.2	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

31.2	Certification of Chief Accounting Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;*

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2014	APPLE GREEN HOLDING, INC.

	By:	/s/ Vincent Loy Ghee Yaw
Vincent Loy Ghee Yaw Chief Executive Officer

May 9, 2014	By:	/s/ Hee Chee Keong
Hee Chee Keong Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Vincent Loy Ghee Yaw	May 9, 2014
Vincent Loy Ghee Yaw
Director

/s/ Hee Chee Keong	May 9, 2014
Hee Chee Keong
Director

/s/ David Chuah	May 9, 2014
David Chuah
Director