Form 10-Q
period 2014-03-31
Apple Green Holding, Inc.
filed 2014-10-27
CIK 1510976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 333-171891

Apple Green Holding, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3436055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30, Jalan PJS 7/19, Bandar Sunway, 46150 Petaling Jaya, Selangor, Malaysia.

(Address of Principal Executive Offices)

Tel. +603 5636 1869

Fax +603 5636 1771

 (Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

As of October 27, 2014, there were 10,200,000 shares of the issuer’s common stock issued and outstanding.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	13
Item 1A.	Risk Factors.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities.	13
Item 4.	Mine Safety Disclosures.	13
Item 5.	Other Information.	13
Item 6.	Exhibits.	13

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward- looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward- looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Apple Green Holding, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Apple Green Holding, Inc.

(A Development Stage Company)
Balance Sheets

	March 31	December
	2014	31,
	Unaudited	2013
	$	$
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$41,692	$29,610
Due to related party	9,275	9,275

Total liabilities	$50,967	$38,885

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 5)
Authorized:
200,000,000 preferred shares, $0.0001 par value, 500,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
0 preferred shares,
10,200,000 common shares at March 31, 2014 and December 31, 2013.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Accumulated deficit	(71,967)	(59,885)
Total Stockholders’ Deficiency	(50,967)	(38,885)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.

(A Development Stage Company)

Statement of Operations

	Three Months	Three Months	For the Period from Inception November 15,
	Ended	Ended	2010 to
	March 31,	March 31,	March 31,
	2014	2013	2014

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	$-	$1,499	$16,561
Professional Fees	$12,082	$3,500	$55,406
	(12,082)	(4,999)	(71,967)

Loss Before Income Taxes	$(12,082)	$(4,999)	$(71,967)
Provision for Income Taxes	-	-	-

Net Loss	$(12,082)	$(4,999)	$(71,967)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	10,200,000	10,200,000	10,011,972

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.

(A Development Stage Company)

Statement of Cash Flows

	Three Months	Three Months	For the Period from Inception November 15,
	Ended	Ended	2010 to
	March 31,	March 31,	March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(12,082)	$(4,999)	$(71,967)
Changes in Operating Assets and Liabilities:
(Increase) or decrease in accounts payable and accrued liabilities	12,082	420	41,692
Net cash used in operating activities	-	(4,579)	(30,275)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in note payable	-	6,000	-
Common stock issued for cash	-	-	21,000
Due to Related Party	-		9,275
Net cash provided by financing activities	-	6,000	30,275

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	1,421	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	16	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$1,588	$-

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Apple Green Holding, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements
March 31, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Apple Green Holding, Inc. (the “Company”), formerly known as Blue Sun Media Inc., is a development stage company, incorporated in the State of Nevada on November 15, 2010.

On January 10, 2014, the Company entered into a Share Exchange Agreement with Apple Green International Limited, a Seychelles company (AGIL”) and its sole shareholder, Apple Green Venture Sdn. Bhd., a Malaysia company (“AGIL Stockholder”), pursuant to which the Company acquired from AGIL Stockholder all of the outstanding shares of AGIL in exchange for the issuance of 389,800,000 shares of its Common Stock (the “Reverse Merger”). AGIL, through its affiliated entities located and operating in the Malaysia, is engaged in producing and providing organic fertilizer and develop a solid waste management.

On September 12, 2014, the Company, AGIL, and AGIL Shareholder entered into a Mutual Rescission Agreement and General Release as of January 31, 2014 (the “Rescission Agreement”), according to which the Company, AGIL, and AGIL Shareholder rescind and terminate the Share Exchange Agreement and related documents (the “Rescission”). According to the Rescission Agreement, 389,800,000 shares of Common Stock owned by AGIL Shareholder shall be cancelled so that the AGIL Shareholder shall have no ownership interest in the Company’s Shares or any equity interests of the Company as of such date. All AGIL shares owned or controlled by the Company which are issued and outstanding immediately prior to January 31, 2014 shall be returned to the AGIL Shareholder pursuant to this Rescission Agreement and the Company shall have no ownership interest in AGIL of such date. As a result of the Rescission, the Company became a shell company. AGIL is not and has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Share Exchange Agreement and Reverse Merger as if the transaction has never occurred.

Since the Rescission, the Company became a shell company and plans to pursue acquisitions of other business the Board of Directors may approve from time to time. The Company will seek potential acquisitions and plans to conduct due diligence investigations on available candidates. However, there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. Possible acquisition candidates will be examined based on competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; the cost of participation by the Company; and the accessibility of required management expertise, personnel, raw materials services, professional assistance, and other items. The Company is unable to predict when it may participate in a business opportunity. It anticipates, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Pending negotiation and consummation of an acquisition, the Company anticipates that it will have, aside from carrying on its search for an acquisition candidate, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended March 31, 2014, respectively along with the period November 15, 2010 (date of inception) to March 31, 2014.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $71,967 at March 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Apple Green Holding, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements
March 31, 2014

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

Dividends

The company has not adopted any policy regarding payment if dividends. No dividends have been paid during the period shown.

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2014.

Advertising

The Company will expense advertising cost as incurred. The advertising since inception has been zero.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located No. 30 Jalan PJS 7/19 Bandar Sunway, 46150, Petaling Jaya, Selangor Darul Ehsan, Malaysia. The business office is rent premises of its subsidiary (SSM), no charge to the Company.

Recently Issued Accounting Pronouncements

Recent pronouncements issued by the Financial Accounting Standards Board (“FASB”) or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Apple Green Holding, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2014

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

As of March 31, 2014, the Company has $28,067 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period November 15, 2010 (inception) to March 31, 2014. As of March 31, 2014, the Company has federal net operating loss carry forwards of approximately $71,967 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on March 31, 2014 and the tax provision attributable to loss before income taxes is as follows:

For the period November 15, 2010 (Date of Inception) through March 31, 2014
Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	(39.0)%
Income tax rate	-

The Company has filed income tax returns since the date of inception.

Apple Green Holding, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2014

NOTE 4. STOCKHOLDERS’ EQUITY

On March 19, 2014, the Company increase the total authorized shares from 520,000,000 shares to 700,000,000 shares, consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 200,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

As of March 31, 2014, the Company has 200,000,000 Preferred shares at $0.0001 par value authorized, however none are issued nor outstanding.

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

On January 10, 2014, the Company issued 389,800,000 shares of common stock to Apple Green Venture Sdn. Bhd. In consideration of the all of the equity interests of AGIL.

On September 12, 2014, the Company, AGI, and Shareholder entered into a Rescission Agreement, according to which 389,800,000 shares of Common Stock owned by AGIL Shareholder shall be cancelled so that the Shareholder shall have no ownership interest in the Company’s Shares or any equity interests of the Company as of such date. All AGIL shares owned or controlled by the Company which are issued and outstanding immediately prior to January 31, 2014 shall be delivered to the AGIL Shareholder pursuant to this Rescission Agreement and the Company shall have no ownership interest in AGIL as of January 31, 2014.

As of March 31, 2014, there are 500,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

Due to Related Party — As of March 31, 2014, the Company had borrowed from Vincent Loy Ghee Yaw, its Chairman of the Board of Directors the sum of $9,275 which not bears any interest and is due on demand. The Company used the proceeds of the loans from Vincent Loy Ghee Yaw.

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

NOTE 6. GOING CONCERN

As of March 31, 2014, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period November 15, 2010 (date of inception) through March 31, 2014 the Company has had a net loss of $71,967 consisting of SEC audit and review fees, Nevada state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of March 31, 2014, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor. The Company had no deposits in excess of insured amounts as of March 31, 2014.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with Apple Green Holding, Inc.’s (“Apple Green,” the “Company,” “we,” “our,” “us,”) Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q . All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Apple Green Holding, Inc. (the “Company” or “Apple Green”), formerly known as Blue Sun Media Inc., was incorporated in the State of Nevada on November 15, 2010.

Rescission of Reverse Merger

On January 10, 2014, the Company entered into a Share Exchange Agreement with Apple Green International Limited, a Seychelles company (AGIL”) and its sole shareholder Apple Green Venture Sdn. Bhd, a Malaysia company (“AGIL Stockholder”), according to which the Company acquired from AGIL Stockholder all of the outstanding shares of AGIL in exchange for the issuance of 389,800,000 shares of its Common Stock (the “Reverse Merger”). AGIL, through its affiliated entities located and operating in the Malaysia, is engaged in producing and providing organic fertilizer and develop a solid waste management.

On September 12, 2014, the Company, AGIL, and AGIL Shareholder entered into a Mutual Rescission Agreement and General Release as of January 31, 2014 (the “Rescission Agreement”), according to which the Company, AGIL, and AGIL Shareholder rescind and terminate the Share Exchange Agreement and related documents (the “Rescission”). According to the Rescission Agreement, 389,800,000 shares of Common Stock owned by AGIL Shareholder shall be cancelled so that the AGIL Shareholder shall have no ownership interest in the Company’s Shares or any equity interests of the Company as of such date. All AGIL shares owned or controlled by the Company which are issued and outstanding immediately prior to January 31, 2014 shall be returned to the AGIL Shareholder pursuant to this Rescission Agreement and the Company shall have no ownership interest in AGIL. As a result of the Rescission, the Company became a shell company. AGIL is not and has never been a subsidiary of the Company and the parties are returned to their respective positions immediately prior to the Share Exchange Agreement and Reverse Merger as if the transaction has never occurred.

Since the Rescission, the Company became a shell company and plans to pursue acquisitions of other business the Board of Directors may approve from time to time. The Company will seek potential acquisitions and plans to conduct due diligence investigations on available candidates. However, there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders. Possible acquisition candidates will be examined based on competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; the cost of participation by the Company; and the accessibility of required management expertise, personnel, raw materials services, professional assistance, and other items. The Company is unable to predict when it may participate in a business opportunity. It anticipates, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Pending negotiation and consummation of an acquisition, the Company anticipates that it will have, aside from carrying on its search for an acquisition candidate, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s Form 10Q for the period ended March 31, 2014. Results of interim periods may not be indicative of results for the full year.

The Company did not generate any revenue during the three months ended March 31, 2014.

Total expenses for the three (3) months ending March 31, 2014 were $12,082 resulting in an operating loss as compared to total expenses of $4,999 for the period ended March 31, 2013. The increase in expenses was due primarily to an increase professional fee in the quarter ended March 31, 2014. Basic net loss per share amounting to $0.00 for the three (3) months ending March 31, 2014. General and Administrative expenses fees for the three (3) months ending March 31, 2014 is arise from professional fees of $12,082 for accounting and legal services.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended March 31, 2014 was nil compared to net cash used in operating activities for the quarter ended March 31, 2013 of $4,579.

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

As of March 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

Apple Green Holding, Inc.

BY:	/s/ Vincent Loy Ghee Yaw
Name:	Vincent Loy Ghee Yaw
Title:	Chief Executive Officer, Director

Dated:	October 27, 2014